Form 10-Q
period 2012-01-31
BRK, Inc.
filed 2012-03-29
CIK 1532926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from ____ to ____

Commission File No.: ________

BRK, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2840468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3871 S. Valley View Blvd, Unit 70 Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

(800) 253-1013
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes   ☒ No

As of March 27, 2012, the registrant had 4,129,920 shares of common stock outstanding.

TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	4
	Balance Sheets (Unaudited) as of January31, 2012 and April 30, 2011	5
	Statements of Operations (Unaudited) for the Three and Nine Months Ended January 31, 2012 and 2012 and from inception (May 22, 2008) to January 31, 2012	6
	Statements of Cash Flows (Unaudited) for the Nine Months Ended January 31, 2012 and 2012 and from inception (May 22, 2008) to January 31, 2012	7
	Notes to Financial Statements (Unaudited)	8
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	11
Item 4T:	Controls and Procedures	11

	PART II – OTHER INFORMATION

Item 6:	Exhibits	12
Signatures		13

Reference in this report to “BRK” “we,” “us,” and “our” refer to BRK, Inc. and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine months periods ended January 31, 2012 and 2011 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended January 31, 2012, are not necessarily indicative of results to be expected for any subsequent period.  Our year end is April 30.

BRK, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	January 31	April 30,
	2012	2011
ASSETS

Current assets
Cash	$5,654	$437
Prepaid expense	700	6,242
Total current assets	6,354	6,679
Fixed assets
Construction in progress	20,190	20,190

Total assets	$26,544	$26,869

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$2,500	$--
Convertible notes payable – current portion	44,814	3,814
Short term debt	22,590	--
Total current liabilities	69,904	3,814

Long term debt
Convertible notes payable – long term	30,275	49,275

Total liabilities	100,179	53,089

Stockholders’ deficit
Preferred shares, par value $0.001
1,000,000 authorized; none issued and outstanding	--	--
Common stock, par value $0.001
authorized 100,000,000 shares,
issued and outstanding 4,099,920
As of January 31, 2012 and 2,500,000 as of
April 30, 2011	4,100	2,500
Additional paid-in capital	3,900	(2,500)
Accumulated deficit during development stage	(81,635)	(26,220)
Total stockholders’ deficit	(73,635)	(26,220)

Total liabilities and stockholders’ deficit	$26,544	$26,869

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
 STATEMENTS OF OPERATIONS
(Unaudited)

						From
						Inception
						(May 22, 2008)
	Three Months		Nine Months			to
	Ended January 31,		Ended January 31,			January 31,
	2012	2011	2012		2011	2012
Operating expenses:
Selling, general and administrative expenses	$14,606	$14,268		$55,495	$19,423	$81,715

Loss from operations	(14,606)	(14,268)		(55,495)	(19,423)	(81,715)

Other income (expense)
Other Income	--	--		80	--	80

Net loss	$(14,606)	$(14,268)		$(55,415)	$(19,423)	$(81,635)
Net Loss per common share
basic and diluted	$(0.00)	$(0.01)	$	(0.02)	$(0.01)

Weighted average number
of common shares outstanding	3,960,797	2,500,000		2,986,932	2,500,000

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
  STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months		From inception
	Ended January31,		(May 22, 2008) to
	2012	2011	January 31, 2012
Cash Flows From Operating Activities:
Net loss	$(55,415)	$(19,423)	$(81,635)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Advance from related party	--	35	--
Accounts payable	2,500	--	2,500
Prepaid expense	5,542	--	(700)

Net cash used in operating activities	(47,373)	(19,388)	(79,835)

Cash Flows From Investing Activities:
Payment for construction in progress	--	--	(20,190)

Net cash used in investing activities	--	--	(20,190)

Cash Flows From Financing Activities:
Borrowings on convertible notes payable	30,000	19,814	83,089
Borrowings on notes payable	31,500	--	31,500
Payments on notes payable	(8,910)	(120)	(8,910)

Net cash provided by financing activities	52,590	19,694	105,679

Net increase in cash	5,217	306	5,654
Cash at beginning of period	437	24	--
Cash at end of period	$5,654	$330	$5,654

Non-Cash Transactions
Conversion of notes payable to common stock	$8,000	$--	$8,000

The accompanying notes an integral part of the unaudited financial statements.

BRK, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

BRK, Inc. (“BRK” or the “Company”) was incorporated on May 22, 2008 as a Nevada corporation. The Company has developed a product for the repair of hanging venetian blinds. As part of this development the Company has completed the development and is building a machine to make the parts for blind repair that it is selling. The development and testing of the machine is near completion with production and marketing of the product to begin in the very near future.

On July 27, 2011 the Company filed Amended Articles of Incorporation with the State of Nevada increasing the number of authorized shares to 101,000,000 consisting of 1,000,000 shares of preferred stock and 100,000,000 shares of common stock both with a par value of $0.001 per share.

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2012. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2011 Annual Report filed with the SEC on Form S-1/A on February 10, 2012.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, BRK has an accumulated deficit of $81,635 as of January 31, 2012. Unless profitability and increases in stockholders’ equity continues, these conditions raise substantial doubt as to BRK’s ability to continue as a going concern. The January 31, 2012 financial statements do not include any adjustments that might be necessary if BRK is unable to continue as a going concern.

BRK continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease resulting in profitability and increased shareholders’ equity.

NOTE 3 – COMMON STOCK

On November 8, 2011 the Company issued 1,599,920 shares of common stock at $0.005 per share to eight parties. The shares were issued for the conversion of $8,000 of convertible debt.

NOTE 4 - NOTE PAYABLE

The Company has issued $83,089 multiple convertible promissory notes to various entities of which $30,000 are issued during the nine months ended January 31, 2012. The notes bear interest at 0%, are due in two years and are unsecured. The notes are convertible at $0.005 into the Company’s common stock.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 “Derivatives and Hedging” and ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

On November 8, 2011 the Company issued 1,599,920 shares of common stock to eight entities for partial conversion of the convertible promissory note. The Company converted $8,000 of the convertible promissory notes at $0.005 per share.

During the nine months ended January 31, 2012, the Company has issued $31,500 multiple non-interest demand notes to various entities and $8,910 was paid back to the entities.

NOTE 5- SUBSEQUENT EVENTS

On March 2, 2012 the Company issued 28,000 shares of common stock at $0.125 per share to 14 individuals for cash of $3,500. On March 6, 2012, the Company issued 2,000 shares of common stock at $0.125 per share to 1 individual for cash of $250.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

BRK. Inc. (“BRK” or the “Company”) was incorporated on May 22, 2008 as a Nevada corporation. The Company has developed a product for the repair of hanging venetian blinds. As part of this development the Company has completed the development and is building a machine to make the parts for blind repair that it is selling. The development and testing of the machine is near completion with production and marketing of the product to begin in the very near future.

As of the date of this filing we have minimal operations and have recorded minimal revenues for the past two years.  Our focus for the next twelve months will be to obtain additional funding to develop and expand our operations and new projects.  Our success will depend on our ability to obtain funding through equity and/or debt transactions.  However, with the downturn of the United States and world economies, we will encounter substantial competition for the limited financing that will be available in the market place.  If we are unable to obtain financing, then we will likely delay further business development and marketing of our product.

In summary, management continues to position the company in a way to best benefit from worldwide economic conditions, trends, events, and demand for new technologies.

Liquidity and Capital Resources

From inception (May 22, 2008) to January 31, 2012, we had an accumulated deficit of $81,635. We recorded a net loss of $ 14,606 and $55,415 for the three and nine months ending January 31, 2012, respectively. The net loss was $14,268 and $ 19,423 for the same periods during 2011. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding.  Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital is a negative $63,550  as of January 31, 2012 compared to positive $2,865 as of April 30, 2011. Cash used in operations totaled $47,373 during the period ending January 31, 2012 compared to $19,423 during the same period in 2011. Funds provided from financing activities were $52,590 in 2012 compared to $19,729 in 2011.

Management expects to continue to issue common stock to pay for the marketing of the product once the machine is complete and in production.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

We intend to rely on debt and equity financing, capital contributions from management and sales of our common stock to pay for costs, services, operating leases, litigation expense and future development of our business opportunities.  Accordingly, our focus for the next twelve months will be to obtain additional funding through debt or equity financing.  Our success in obtaining funding will depend upon our ability to sell our common stock or borrow on terms that are financially advantageous to us.  If we are unable to obtain financing, then expansion of our operations will be delayed and our subsidiaries may remain inactive.

Results of Operations

The Company recorded no revenue for the periods ended January 31, 2012 and 2011.

General and administrative expenses totaled $14,606 for the three months and $55,495 for the nine months ended January 31, 2012, respectively.  This compares to $14,268 and $19,423 for the same periods in 2011. The increase during the nine months period was due to higher accounting, legal and consulting costs.

Other income of $80 was recorded in the nine month period ended January 31, 2012 and none during the same period in 2011.

The Company incurred a net loss of $14,606 and $55,415 in the three and nine month period ended January 31, 2012 compared to $14,268 and $19,423 in the same periods in 2011.

Off-Balance Sheet Arrangements

None.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who also acts in the capacity of principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and based on that evaluation he concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the second quarter of our 2012 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

No.	Description

31.1	Chief Executive Officer Certification

32.1	Section 1350 Certification

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRK, INC.

Date: March 27, 2012	By:	/s/ Brian Keasberry
Brian Keasberry
President Chief Executive Officer
Principal Financial and Accounting Officer