Form 10-K
period 2012-04-30
BRK, Inc.
filed 2012-07-31
CIK 1532926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 333-177823

BRK, INC.
 (Exact name of registrant as specified in its charter)

Nevada	26-2840468
State or other jurisdiction of	(IRS Employer
incorporation or organization	Identification Number)

3871 S. Valley View Blvd., Unit 70, Las Vegas, NV 89103
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (702) 572-8050

Securities registered pursuant to Section 12(b) of the Act: None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a small-seasoned issuer, as defined in Rule 405 of the Securities Act  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☒  No ☐

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of July 30, 2012 was 4,165,920.  The aggregate number of shares of the voting stock held by non-affiliates on July 30, 2012 was 2,890,920. There is no market for the shares.  For the purposes of the foregoing calculation only, all directors and executive officers of the registrant has been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1: BUSINESS

BRK Inc. (The Company) was incorporated in the State of Nevada on May 22, 2008.

The Company has designed a unique solution to a common household problem; broken vertical blinds.  The Company has also designed and built a machine to manufacture the solution, which is our product: The Blind Repair Kit.  Preliminary market testing indicates consumer acceptance although further and more extensive offerings are needed to confirm initial results.
.
The blind repair kit product consists of a specially made plastic mold that provides seamless, invisible repairs for vertical blinds that has had their “hanging hole” ripped.  It allows the blind owner to extend the life of the blind vane and eliminates the need to special order or replace blinds due to damage.  The Blind Repair Kit is manufactured in the US in our own facility, allowing us to monitor quality and delivery dates.

ITEM 2: DESCRIPTION OF PROPERTIES

The Company maintains office and warehouse space at 3871 S. Valley View Blvd., Unit 70, Las Vegas, NV 89103. The lease is $660 monthly through February 1, 2013.

ITEM 3: LEGAL PROCEEDINGS

None

Item 4: SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None

Item 5: MARKET FOR COMMON EEQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock currently does not trade

As of April 30, 2012, the Company estimates there are approximately 42 “holders of record” of its common stock. The Company has authorized 100,000,000 shares of common stock, par value $0.001 and 1,000,000 shares of preferred stock, par value $0.001 none of which are issued and outstanding.

Item 6: SELECT FINANCIAL DATA

Not applicable.

Item 7: MANGEMENT DISCUSSION AND ANALYSISOF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward looking view may not prove accurate

When used in this Form 10-K, the words “anticipated”, “estimate”, “expect”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Overview

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended April 30, 2012 should be read in conjunction with the financial statements of the Company and related notes included therein.

The Company has designed a unique solution to a common household problem: ripped vertical blinds.  The Company has also designed and built a machine to manufacture the solution, which is our product: The Blind Repair Kit.  Preliminary market testing indicates consumer acceptance although further and more extensive offerings are needed to confirm initial results.

The blind repair kit product consists of a specially made plastic mold that provides seamless, invisible repairs for vertical blinds that has had their “hanging hole” ripped.  It allows the blind owner to extend the life of the blind vane and eliminates the need to special order or replace blinds due to small damage.  The Blind Repair Kit is manufactured in the US in our own facility, allowing us to monitor quality and delivery dates.

Although only preliminary marketing has been conducted to date, initial results are encouraging.  The Company intend to intensify our marketing efforts through a newly designed website, and by hiring a commissioned based sales force (negotiations are in progress).  The Company has also ensured The Company are compliant with major retail outlet buying processes.

The Company has identified a market opportunity for vertical blind repair kits in the blind repair industry.  The Company has several competitors, such as Fix My Blinds, Fix a Slat, and Shop Home Trends, all of whom appear to already sell blind repair kits.  Existing or new competitors may enter this segment of the blind repair kit industry with superior repair kits or solutions, thus rendering our blind repair kit obsolete and nullifying our competitive advantage at the time, if any.  There may be manufacturers in certain vertical markets, such as the manufacturers of entire vertical blinds systems, could enter the blind repair kit industry and has financial, technical, manufacturing or marketing capacities superior to our own or has long standing business relationships with homeowners, our primary potential customers.

To date the Company has generated no revenues, and has relied on equity and debt financing

Liquidity and Capital Resources

Since inception, the Company’s most significant change in liquidity or capital resources or stockholders’ equity has been receipts of proceeds from offerings of its capital stock and debt.  The Company’s balance sheet as of April 30, 2012 reflects the issuance of convertible debt of $83,089 of which $8,000 has been converted into 1,599,920 shares of common stock at $0.005 per share and other debt issued of $44,630 which is not convertible. The balance of the convertible debt outstanding of $75,089 is convertible into 15,017,800 shares at $0.005 per share. The debt is payable on demand and does not bear interest.

The Company anticipates expanding its business in 2012 through the production and marketing of its blind repair kit.  The Company has developed and tested its unique machine and invested in specialty molds to make the raw material necessary for the machine to produce its products.

At April 30, 2012, the Company had negative working capital of $114,397 which consisted of current assets of $18,644 and current liabilities of $133,041. The current liabilities of the Company at April 30, 2012 are composed primarily short term debt of $44,630, convertible notes payable of $75,089, accounts payable of $7,392 and accrued compensation related party of $5,930.

Cash flows used in operating activities during the year ending April 30, 2012 was $64,023  compared to cash flow used of $31,087 for the same period in 2011. This represents a negative change of $32,936. The primary factor to the change was the increase in the net loss.

Cash flows used in investing activities for the year ended April 30, 2012 totaled $3,700 compared to $20,190 for the same period in 2011.  The cash used in investing activities was for molds used to provide the raw material used for the production of the Company’s products.

Cash flows provided by financing was $82,880 for the year ending April 30, 2012 compared to $51,690 for the same period in 2011. The 2012 financing included the issuance of debt and sale of common stock while in 2011 the financing was exclusively the issuance of debt.

As of April 30, 2012, the Company had assets of $42,534 and liabilities of $133,041.  Stockholders’ deficit as of April 30, 2012 was $90,507 compared to a deficit of $26,220 as of April 30, 2011. Liabilities increased in 2012 due to the issuance of debt to pay for the development and ongoing operations of the Company. The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

Need for additional Financing

The Company’s existing capital may not be sufficient to meet the Company’s cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.
 Results of Operations

During the period from May 22, 2008 (inception) through April 30, 2012, the Company engaged in limited operations and attempted to develop the equipment necessary to make the products. For the year ended April 30, 2012, the Company had no revenue as in the same period in 2011. For the year ended April 30, 2012, the Company had operating expenses of $80,622 and a net loss of $80,537.  For the year ended April 30, 2011, the Company had operating expenses of $24,845 with a net loss of $24,845.

The primary expenses for the Company from inception has included consulting, legal and cost related to the development of the equipment necessary to manufacture their products. During the year ended April 30, 2012 the Company incurred professional legal and accounting fees of $19,228, compensation for related parties of $45,050, rent of $7,206, and other normal business costs of $9,138.  During the same period ending in 2011professional legal and accounting fees were $9,954, compensation for related parties $5,500, contribution $3,000 and other normal business costs of $6,391.

ITEM 8: FINANCIAL STATEMENTS

Financial statements are audited and included herein beginning on Exhibit 1, page 1 and are incorporated herein by this reference.

ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with accountants on accounting and financial disclosure during the relevant period.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, The Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material The weakness in our internal control over financial reporting which is identified below, which The Company view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

The Company has not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the following:

-
Lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our Chief Executive Officer.  Our President does not possess accounting expertise and our company does not have an audit committee.

-
Lack of a formal review process that includes multiple levels of review, as all accounting and financial reporting functions are performed by our Chief Financial Officer and the work is not reviewed by anyone.

These weaknesses are due to the company’s lack of working capital to hire additional staff.  To remedy the material weaknesses, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers of the Company

The following individuals currently serve as our executive officers and directors:

Name	Age	Positions

Brian Keasberry	48	President, Treasurer, Secretary and sole Director

Brian Keasberry - President, Treasurer, Secretary and sole Director

Mr. Keasberry has served as our President, Treasurer, Secretary and sole Director since our formation on May 22, 2008.  From February 2007 until January 2008, Mr. Keasberry was employed by VisionXpo in Las Vegas, Nevada, where he worked part-time assembling and dismantling displays, booths and exhibits for trade shows in Las Vegas.  From June 2003 until January 2007, Mr. Keasberry worked independently on his blind repair kit invention.  From December 1996 until June 2003, Mr. Keasberry owned and operated his own carpet cleaning business, Carpet Care Solutions, in Calistoga and Palmdale, California.

Term of Office

Our director serves for a term on our Board of Directors until the next annual meeting of shareholders, until his successor shall has been elected and qualified, or until his earlier resignation, death or removal from office in accordance with the provisions of the Nevada Revised Statues. Our officer is appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

Conflict of Interest
The Officer and Director of the Company will devote most of his time to the Company however; there will be occasions when the time requirements of the Company’s business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

There is no procedure in place which would allow the Officer and Director to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

 The Company’s Officer and Director may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company’s Officer and Director which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company’s Officer and Director to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company’s other shareholders, rather than their own personal pecuniary benefit.

Identification of Certain Significant Employees. The Company is dependent on its sole officer and director Brian Keasberry

Officer and Director Compensation

The following table sets forth the office and director compensation as of April 30, 2012:

		Fees			Non-Equity	Nonqualified
		Earned			Incentive	Deferred
		Paid in	Stock	Option	Plan	Compensation	All Other
Name	Years	Cash($)	Awards($)	Awards($)	Compensation($)	Earnings($)	Compensation($)	Total($)
Brian Keasberry(1)	2012	13,400	--	--	--	-	-	13,400
	2011	--	--	---	--	--	--	--
	2010	--	--	--	--	--	--	--
(1)	Mr. Keasberry is the sole officer and director of the Company

Certain Relationships and Related Transactions

On May 22, 2008, the Company issued to Brian Keasberry, our President, Treasurer, Corporate Secretary and Sole Director, 1,275,000 shares of common stock in consideration for being a co-founder the Company.

On May 22, 2008, the Company issued to Melissa Carroll, a total of 1,225,000 shares of common stock in consideration for being a co-founder of the Company. In addition Ms. Carroll converted debt of $999.20 to 100,920 of common stock of Blue Diamond Equities of which she is a control person.

The Company has not entered into any other transaction, nor are there any proposed transactions, in which our directors and officers, or any significant stockholder, or any member of the immediate family of any of the foregoing, had or is to has a direct or indirect material interest.

The Company has no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company’s directors or executive officers.

The Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any executive officer or director, where such plan or arrangement would result in any compensation or remuneration being paid resulting from the resignation, retirement or any other termination of such executive officer’s employment or from a change-in-control of the Company or a change in such executive officer’s responsibilities following a change-in-control and the amount, including all periodic payments or installments where the value of such compensation or remuneration exceeds $100,000 per executive officer.

During the last completed fiscal year, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no written employment agreements.

Termination of Employment and Change of Control Arrangement. Except as noted herein, the Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any individual named above from the latest or next preceding fiscal year, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such individual’s employment with the Company, or from a change in control of the Company or a change in the individual’s responsibilities following a change in control.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information table sets forth certain information regarding our common stock owned on January 17, 2012 by (i) each person who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director and officer, and (iii) all officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner (2)	Number of Shares Owned Beneficially (3)	Percent of Class Owned

Common Stock:	Brian Keasberry, President, Treasurer, Corporate Secretary and Director (1)	1,275,000	30,6%

Common Stock:	Melissa Carroll, VP Marketing (2)	1,424,920	29.4%

All executive officers and directors as a group (one person)		1,275,000	30.6%

_________
(1)  Unless otherwise indicated, the stockholder listed possesses sole voting and investment rights with respect to the shares shown, subject to applicable community property laws, and the mailing address for each beneficial owner is 3871 S. Valley View Blvd., Unit 70, Las Vegas, Nevada 89103.

(2)  Ms. Carroll through Blue Diamond Equities controls 199,920 shares that were converted from debt to stock.

(3) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting proxy which includes the proxy to vote, or to direct the voting of shares; and (ii) investment proxy, which includes the proxy to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the proxy to vote or the proxy to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting proxy with respect to the number of shares of common stock actually outstanding on January 17, 2012. As of the date of this prospectus, there are 4,165,920 shares of our common stock issued and outstanding. The Company also has outstanding convertible promissory notes in an aggregate principal amount of $ 75,089, which may convert at any time into an aggregate of 15,017,880 shares of common stock, at a conversion rate of $0.005 per share.

Item 14:  Principal Accounting Fees and Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm MaloneBailey, LLP, Certified Public Accountants and Consultants.

	2012	2011
Audit fees	$9,100	--
Audit related fees	-	-
Tax fees	--	--
All other fees	-	-

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.  All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for in the other categories.

 ITEM 13: EXHIBITS AND REPORTS ON FORM 8 K

(a)	Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Exhibits filed with this Report

Exhibits required by Item 601 of Regulation S-K.  The following exhibits are filed as a part of, or incorporated by reference into, this Report.

Exhibit
Number	Description

31.1*	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*    Exhibit filed herewith
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on July 31, 2012

BRK, INC.

By:	/s/ Brian Keasberry
Brian Keasberry,
Chief Executive Officer Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
BRK, Inc.
Las Vegas, Nevada
(A Development Stage Company)

We have audited the accompanying balance sheets of BRK, Inc. (a development stage company) (the “Company”) as of April 30, 2012 and April 30, 2011 and the related statements of operations , cash flows and changes in stockholders' equity (deficit) for the years then ended and the period from May 22, 2008 (inception) through April 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of April 30, 2012 and April 30, 2011 and the results of its operations and its cash flows for the years then ended and the period from May 22, 2008 (inception) through April 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and no revenues which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
July 30, 2012

BRK, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	April 30,
	2012	2011

Current assets:
Cash and cash equivalents	$15,594	$437
Prepaid expense	3,050	6,242
Total current assets	18,644	6,679
Fixed assets
Production equipment	23,890	--
Construction in progress	--	20,190
Total assets	42,534	26,869

LIABILITY AND STOCKHOLDERS’ EQUITY(DEFICIT)

Current liabilities:
Accounts payable	7,392	--
Accrued compensation – related party	5,930	--
Convertible notes payable – related party	7,089	3,814
Convertible notes payable- current portion	68,000	--
Short term debt - related party	8,430	--
Short term debt	36,200	--
Total current liabilities	133,041	3,814

Long term liabilities
Convertible notes payable – related party	--	4,275
Convertible notes payable – long term	--	45,000
Total liabilities	133,041	53,089

Stockholders’ equity(deficit):
Preferred stock, 0.001 par value, 1,000,000 authorized, none issued and outstanding	--	--
Common stock, 0.001 par value 100,000,000 authorized; 4,165,920 and 2,500,000 issued and outstanding, respectively	4,166	2,500
Additional paid in capital	12,084	(2,500)
Deficit accumulated during the development stage	(106,757)	(26,220)
Total stockholders’ deficit	(90,507)	(26,220)

Total liabilities and stockholders’ equity(deficit)	$42,534	$26,869

The accompanying notes are an integral part of these audited financial statements.

BRK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year Ended April 30,		From Inception May 22, 2008 through April 30,
	2012	2011	2012

Operating expenses:
General and administrative expense	80,622	24,845	106,842
Loss from operations	(80,622)	(24,845)	(106,842)

Other income(expense)	85	--	85

Net loss	$(80,537)	$(24,845)	(106,757)

Net loss per share, basic and diluted	$(0.02)	$(0.01)

The weighted average number of shares outstanding	3,272,997	2,500,000

The accompanying notes are an integral part of these audited financial statements.

BRK, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the period from May 22, 2008 (Date of Inception) to April 30, 2012

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances at May 22, 2008	$--	$--	$--	$--	$--
Founder shares issued	2,500,000	2,500	(2,500)	--	--

Net loss	--	--	--	(81)	(81)

Balances at April 30, 2009	2,500,000	2,500	(2,500)	(81)	(81)

Net loss	--	--	--	(1,294)	(1,294)

Balance at April 30, 2010	2,500,000	2,500	(2,500)	(1,375)	(1,375)

Net loss	--	--	--	(24,845)	(24,845)

Balances at April 30, 2011	2,500,000	2,500	(2,500)	(26,220)	(26,220)

Common stock issued for cash	66,000	66	8,184	--	8,250
Common stock issued for convertible debt	1,599,920	1,600	6,400	--	8,000

Net loss	--	--	--	(80,537)	(80,537)

Balance at April 30, 2012	4,165,920	$4,166	$12,084	$ (106,757)	$(90,507)

The accompanying notes are an integral part of these audited financial statements.

BRK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year Ended April 30,			From inception (May 22, 2008) through April 30,
	2012		2011	2012

Cash flows from operating activities:
Net loss	$	(80,537)	$(24,845)	$(106,757)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Changes in operating assets and liabilities:
Prepaid expense		3,192	(6,242)	(3,050)
Accounts payable		7,392	--	7,392
Accrued compensation-related party		5,930	--	5,930
Net cash used in operating activities		(64,023)	(31,087)	(96,485)

Cash flows from investing activities:
Payment for equipment		(3,700)	(20,190)	(23,890)
Net cash used in investing activities		(3,700)	(20,190)	(23,890)

Cash flows from financing activities:
Cash received from the sale of stock		8,250	--	8,250
Proceeds from borrowings on debt		36,200	80	36,459
Proceeds from borrowings on debt- related party		18,000	--	19,220
Repayments on debt		--	(259)	(259)
Repayments on related party notes		(9,570)	(1,220)	(10,790)
Proceeds from convertible debt		30,000	45,000	75,000
Proceeds from convertible debt – related party		--	8,089	8,089
Net cash provided by financing activities		82,880	51,690	135,969

Net increase (decrease) in cash		15,157	413	15,594
Cash – beginning of year		437	24	--
Cash – end of year		$15,594	$437	$15,594

SUPPLEMENT DISCLOSURES:
Interest paid		$--	$--	$--
Income taxes paid		--	--	--

Non –Monetary Transactions
Reclassification of CIP to equipment		$20,190	--	$20,190
Reclassification of convertible debt from long-term to short-term		$45,275		$45,275
Conversion of notes payable to common stock		$8,000	--	$8,000

The accompanying notes are an integral part of these audited financial statements.

BRK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

BRK. Inc. (“BRK” or “the Company”) was incorporated on May 22, 2008 as a Nevada corporation. The Company has developed a product for the repair of hanging vertical blinds. As part of this development the Company has completed the development and is building a machine to make the parts for blind repair that it is selling. The development and testing of the machine is near completion with production and marketing of the product to begin in the very near future.

NOTE 2- CRITICAL ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and has been consistently applied in the preparation of the financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Development-Stage Company

The accompanying financial statements have been prepared in accordance with Financial Accounting Standards Board’s Accounting Standard Codification (FASB ASC) 915-205 “Development-Stage Enterprises". A development-stage enterprise is one in which planned principal operations has not commenced or if its operations has commenced, there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprise’s inception.

Cash and Cash Equivalents

BRK considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Property and Equipment

Property and equipment is presented at cost less accumulated depreciation. Expenditures for renewals and improvements are capitalized and depreciated, while repairs and maintenance are charged to expense as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in current operations. There are none noted for the year ended April 20, 2012 and 2011.

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value.

Basic and diluted net income per share

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted net income per share is the same due to the absence of common stock equivalents.

Income Taxes

BRK recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. BRK provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Beneficial Conversion Features

The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

Recently Issued Accounting Pronouncements

BRK does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, BRK has an accumulated deficit of $106,757 as of April 30, 2012 and incurred a loss from operations of $80,537 for the year ended April 30, 2012. Unless profitability and increases in stockholders’ equity continues, these conditions raise substantial doubt as to BRK’s ability to continue as a going concern. The April 30, 2012 financial statements do not include any adjustments that might be necessary if BRK is unable to continue as a going concern.

BRK continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease resulting in profitability and increased shareholders’ equity.

NOTE 4 – INCOME TAXES

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes.

The Company did not have taxable income for the years ended April 30, 2012 or 2011. The Company’s deferred tax assets consisted of the following as of April 30, 2012 and 2011:

	2012	2011
Total deferred tax asset	37,365	9,177
Valuation allowance	(37,365)	(9,177)
Net deferred tax asset	$-	$-

The Company had a net loss of $80,537 for the year ending April 30, 2012 and $24,845 for the same period ending in 2011 As of April 30, 2012, the Company’s net operating loss carryforward was $106,757 that will begin to expire in the year 2030.

NOTE 5 – COMMON STOCK

At inception the Company issued 1,275,000 shares of common stock to the sole officer and director of the Company. In addition the Company issued 1,225,000 shares of common stock to another individual. The shares issued to both parties are considered founder’s shares and the shares deemed to have no value.

On November 8, 2011 the Company issued 1,599,920 shares of common stock at $0.005 per share to eight parties. The shares were issued for the conversion of $8,000 of convertible debt.

On March 2, 2012 the Company issued 32,000 shares of common stock at $0.125 per share to 16 individuals for cash of $4,000. On March 6, 2012, the Company issued 34,000 shares of common stock at $0.125 per share to 17 individuals for cash of $4,250.

NOTE 6 - RELATED PARTY TRANSACTION

The Company has agreed to pay the officer and a related party annual consulting fees of $13,400 and $32,400 respectively. As of April 30, 2012 the Company has accrued $5,930 in unpaid fees to the officer and prepaid $3,050 in consulting fees to the related party.

NOTE 7 – FIXED ASSETS

The Company developed a machine to manufacture repair parts to repair hanging venetian blinds. In addition the Company has purchased molds from an outside vendor for $3,700 to extrude the product necessary to manufacture their product. As the machine and mold are ready to be put into production, the assets have been classified as a fixed asset and will be depreciated over the estimated useful life of 5 years.

	Equipment
	4/30/2012	4/30/2011
Molds	3,700	-
Machine	20,190	-
Total	23,890	-

NOTE 8- CONVERTIBLE NOTES PAYABLE

During the year ended April 30, 2012 and 2011, the Company issued multiple convertible promissory notes of $30,000 and $45,000, respectively to various entities. The notes bear interest at 0%, are due in two years and are unsecured. The notes are convertible at $0.005 into the Company’s common stock. As of April 30, 2012 all of the notes are classified as short-term.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 “Derivatives and Hedging” and ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

On November 8, 2011 various entities converted $7,000 of the convertible promissory notes at $0.005 per share.

NOTE 9- CONVERTIBLE NOTES PAYABLE RELATED PARTY

During the year ended April 30, 2011, the Company issued multiple convertible promissory notes of $8,089 to various entities. The notes bear interest at 0%, are due in two years and are unsecured. The notes are convertible at $0.005 into the Company’s common stock. As of April 30, 2012 all of the notes are classified as short-term.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 “Derivatives and Hedging” and ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

On November 8, 2011 one entity converted $1,000 of the convertible promissory notes at $0.005 per share.

NOTE 10- NOTES PAYABLE

During the year ended April 30, 2012, the Company issued $36,200 in promissory notes to various entities. These notes are unsecured, non-interest bearing, and due on demand.

NOTE 11- NOTES PAYABLE RELATED PARTY

During the year ended April 30, 2012 the Company issued $18,000 in promissory notes to one entity. These notes are unsecured, non-interest bearing, and due on demand. As of April 30, 2012, $9,570 were paid back and the amount due to related party total to $8,430.

NOTE 12- SUBSEQUENT EVENTS

In May 2012, the Company entered into a promissory note agreement with a non-related party for $4,000. The note is unsecured, non-interest bearing and due on demand.

In June 2012, the Company received advances of $15,400 from a related party. This amount is unsecured, non-interest bearing, and due on demand.

On June 1, 2012 an officer of the Company advanced $1,000 to the Company. On June 4, 2012 the advance was paid back to the officer leaving zero balance on the advance.