Form 10-Q
period 2012-07-31
BRK, Inc.
filed 2012-09-04
CIK 1532926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from _________, to _________.

Commission File No.: ____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

As of September 4, 2012, the registrant had 4,213,920 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three months periods ended July 31, 2012 and 2011 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended July 31, 2012, are not necessarily indicative of results to be expected for any subsequent period.  Our year end is April 30.

BRK, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	July 31,	April 30,
	2012	2012
ASSETS
Current assets
Cash	$41	$15,594
Prepaid expense	3,415	3,050
Deposit	4,030	-
Total current assets	7,486	18,644
Fixed assets
Equipment, net of accumulated depreciation of $1,317 and $0, respectively	22,573	23,890

Total assets	30,059	42,534

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	18,607	7,392
Compensation payable-related party	6,155	5,930
Convertible notes-related party	7,089	7,089
Convertible notes payable	68,000	68,000
Short term debt-related party	25,530	8,430
Short term debt	39,200	36,200
Total liabilities	164,581	133,041

Stockholders’ deficit
Preferred shares, par value $0.001
1,000,000 authorized; none issued and outstanding	-	-
Common stock, par value $0.001
authorized 100,000,000 shares,
issued and outstanding 4,165,920
as of July 31, 2012 and April 30, 2012, respectively	4,166	4,166
Additional paid-in capital	12,084	12,084
Accumulated deficit during development stage	(150,772)	(106,757)
Total stockholders’ deficit	(134,522)	(90,507)

Total liabilities and stockholders’ deficit	$30,059	$42,534

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.
(A DEVELOPMENT-STAGE COMPANY)
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,		From Inception (May 22, 2008) to July 31,
	2012	2011	2012
Operating expenses:
Selling, general and administrative expenses	$42,698	$14,514	$149,540

Depreciation	1,317	-	1,317

Loss from operations	(44,015)	(14,514)	(150,857)

Other income (expense) Other Income	-	80	85

Net loss	$(44,015)	$(14,434)	$(150,772)

Net loss per common share basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	4,165,920	2,500,000

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.
(A DEVELOPMENT STAGE COMPANY)
  STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended July 31,		From inception (May 22, 2008) to July 31,
	2012	2011	2012
Cash Flows From Operating Activities:
Net loss	$(44,015)	$(14,434)	$(150,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,317	-	1,317
Changes in operating assets and liabilities:
Advance from related party	-	-	-
Accounts payable	11,215	-	18,607
Prepaid expense	(365)	-	(3,415)
Deposit	(4,030)	-	(4,030)
Prepaid compensation	225	-	6,155

Net cash used in operating activities	(35,653)	(14,434)	(132,138)

Cash Flows From Investing Activities:
Payment for construction in progress	-	-	(23,890)

Net cash used in investing activities	-	-	(23,890)

Cash Flows From Financing Activities:
Sale of common stock	-	-	8,250
Borrowings on convertible notes payable	-	20,000	75,000
Borrowings on convertible notes payable-related party	-	-	8,089
Borrowing on notes payable-related party	17,280	-	36,500
Borrowings on notes payable	4,000	-	40,459
Repayments on debt	(1,000)	-	(1,259)
Repayments on notes payable-related party	(180)	-	(10,970)

Net cash provided by financing activities	20,100	20,000	156,069

Net increase in cash	(15,553)	5,566	41
Cash at beginning of period	15,594	437	-

Cash at end of period	$41	$6,003	$41

Non-Cash Transactions
Conversion of notes payable to common stock	$-	$-	$8,000

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission  for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2012. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2012 Annual Report filed with the SEC on July 31, 2012.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, BRK has an accumulated deficit of $150,772 as of July 31, 2012. Unless profitability and increases in stockholders’ equity continues, these conditions raise substantial doubt as to BRK’s ability to continue as a going concern. The July 31, 2012 financial statements do not include any adjustments that might be necessary if BRK is unable to continue as a going concern.

BRK continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease resulting in profitability and increased shareholders’ equity.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

As of July 31, 2012 the Company owes  $68,000 to multiple convertible promissory note holders for proceeds received during fiscal year April 30, 2012. These notes bear interest at 0%, are due two years from issuance and are unsecured. The notes are convertible at $0.005 into the Company’s common stock.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 “Derivatives and Hedging” and ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

NOTE 4- NOTES PAYABLE

During the three months ended July 31, 2012, the Company borrowed $4,000 from a non-related party. The total due to non-related party note holders is $39,200 as of July 31, 2012. These advances are non-interest bearing and due on demand.

NOTE 5 – CONVERTIBLE NOTES PAYABLE RELATED PARTY

As of July 31, 2012, the Company has $7,089 in convertible notes outstanding to one related party. The convertible notes bear 0% interest and are convertible at $0.005 into the Company’s common stock.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 “Derivatives and Hedging” and ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none

NOTE 6 – RELATED PARTY

During the three months ended July 31, 2012, the Company borrowed $17,280 from related parties. These advances are non interest bearing and due on demand.  The total due to related parties as of July 31, 2012 is $25,530.

During the three months ended July 31, 2012, the Company expensed $11,100 for services provided by CEO and shareholder of which $6,155 is due as of July 31, 2012.

NOTE 7 – SUBSEQUENT EVENT

On August 27, 2012 the Company issued 48,000 shares of common stock at $0.125 per share to three entities for $6,000 in cash.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

BRK Inc. (“BRK” or the “Company”) was incorporated on May 22, 2008 as a Nevada corporation. The Company has developed a product for the repair of hanging venetian blinds. As part of this development the Company has completed the development and is building a machine to make the parts for blind repair that it is selling. The development and testing of the machine is near completion with production and marketing of the product to begin in the very near future.

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

Liquidity and Capital Resources

From inception (May 22, 2008) to July 31, 2012, we had an accumulated deficit of $150,772. We recorded a net loss of $ 44,015 for the three months ending July 31, 2012. The net loss was $14,634for the same period during 2011. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding.  Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital is a negative $157,095 as of July 31, 2012 compared to negative $114,397 as of April 30, 2012. Cash used in operations totaled $35,653 during the period ending July 31, 2012 compared to $14,554 during the same period in 2011. Funds provided from financing activities were $20,100 in 2012 compared to $20,000 in 2011.

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

We intend to rely on debt and equity financing, capital contributions from management and sales of our common stock to pay for costs, services, operating leases, litigation expense and future development of our business opportunities.  Accordingly, our focus for the next twelve months will be to obtain additional funding through debt or equity financing.  Our success in obtaining funding will depend upon our ability to sell our common stock or borrow on terms that are financially advantageous to us.  If we are unable to obtain financing, then expansion of our operations will be delayed.

Results of Operations

The Company recorded no revenue for the periods ended July 31, 2012 and 2011.

General and administrative expenses for the months ended totaled $42,698 and $14,514 at July 31, 2012 and 2011, respectively.  The increase was due to higher accounting, legal and consulting costs.

Depreciation was $1,317 for the three month period ended July 31, 2012 compared to zero in the same period in 2011. The increase was due purchase of equipment during fiscal year April 31, 2012.

Other income of zero was recorded in the three month period ended July 31, 2012 and $80 during the same period in 2011.

The Company incurred a net loss of $44,015 in the three month period ended July 31, 2012 compared to $14,434 in the same period in 2011.

Off-Balance Sheet Arrangements

None

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our CEO /CFO do not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.

None

ITEM 1A:  RISK FACTORS

There have been no material changes to BRK, Inc.’s  risk factors as previously disclosed in our most recent 10-K filing for the year ending April 30, 2012.

ITEM 2:  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:  MINE SAFETY DISCLOSURES

None

ITEM 5:  OTHER INFORMATION.

None

ITEM 6:  EXHIBITS

No.	Description

31	Chief Executive Officer Certification

32	Section 1350 Certification

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

BRK, INC.

Date: September 4, 2012	By:	/s/ Brian Keasberry
Brian Keasberry
President
Chief Executive Officer
Principal Financial and Accounting Officer