Form 10-Q
period 2012-10-31
BRK, Inc.
filed 2012-12-07
CIK 1532926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from ____________, to ____________ .

Commission File No.: 333-177823

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

As of December 4, 2012, the registrant had 4,308,320 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six months periods ended October 31, 2012 and 2011 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and six month periods ended October 31, 2012, are not necessarily indicative of results to be expected for any subsequent period.  Our year end is April 30.

BRK, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	October 31,	April 30,
	2012	2012
ASSETS
Current assets
Cash	$4,671	$15,594
Prepaid expense	-	3,050
Deposit	4,730	-
Total current assets	9,401	18,644
Fixed assets
Equipment, net of accumulated depreciation of $2,634 and $0, respectively	21,256	23,890

Total assets	30,657	42,534

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	10,769	7,392
Compensation payable-related party	9,155	5,930
Convertible notes-related party	7,089	7,089
Convertible notes payable	68,000	68,000
Short term debt-related party	25,870	8,430
Short term debt	41,200	36,200
Total liabilities	162,083	133,041

Stockholders’ deficit
Preferred shares, par value $0.001
1,000,000 authorized; none issued and outstanding	-	-
Common stock, par value $0.001
authorized 100,000,000 shares,
issued and outstanding 4,308,320 and 4,165,920
as of October 31, 2012 and April 30, 2012, respectively	4,308	4,166
Additional paid-in capital	29,742	12,084
Accumulated deficit during development stage	(165,476)	(106,757)
Total stockholders’ deficit	(131,426)	(90,507)

Total liabilities and stockholders’ deficit	$30,657	$42,534

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.
(A DEVELOPMENT-STAGE COMPANY)
 STATEMENTS OF OPERATIONS
(Unaudited)

					From
					Inception
					(May 22, 2008)
	Three Months		Six Months		to
	Ended October 31,		Ended October 31,		October 31,
	2012	2011	2012	2011	2012

Sales	$157	$-	$157	$-	$157

Operating expenses:
Selling, general and administrative expenses	13,544	26,375	56,242	40,889	163,084
Depreciation	1,317	-	2,634	-	2,634

Loss from operations	(14,704)	(26,375)	(58,719)	(40,889)	(165,561)

Other income (expense)
Other Income	-	-	-	80	85

Net loss	$(14,704)	$(26,375)	$(58,719)	$(40,809)	$(165,476)

Net loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	4,285,947	2,500,000	4,207,124	2,500,000

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.
(A DEVELOPMENT STAGE COMPANY)
  STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months		From inception (May 22, 2008) to
	Ended October 31,		October 31,
	2012	2011	2012
Cash Flows From Operating Activities:
Net loss	$(58,719)	$(40,809)	$(165,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,634	-	2,634
Changes in operating assets and liabilities:
Advance from related party	3,225	-	9,155
Accounts payable	3,377	4,000	10,769
Prepaid expense	3,050	5,542	-
Deposit	(4,730)	-	(4,730)

Net cash used in operating activities	(51,163)	(31,267)	(147,648)

Cash Flows From Investing Activities:
Payment for construction in progress	-	-	(23,890)

Net cash used in investing activities	-	-	(23,890)

Cash Flows From Financing Activities:
Sale of common stock	17,800	-	26,050
Borrowings on convertible notes payable	-	30,000	76,000
Borrowings on convertible notes payable-related party	-	-	7,089
Borrowing on notes payable-related party	17,780	2,495	37,000
Borrowings on notes payable	6,000	-	42,459
Repayments on debt	(1,000)	-	(1,259)
Repayments on notes payable-related party	(340)	-	(11,130)

Net cash provided by financing activities	40,240	32,495	176,209

Net increase in cash	(10,923)	1,228	4,671
Cash at beginning of period	15,594	437	-
Cash at end of period	$4,671	$1,665	$4,671

Non-Cash Transactions
Conversion of notes payable to common stock	$-	$-	$8,000
Reclassification of long term debt to short-term debt	$-	$-	$45,275
Reclassification of construction in progress to fixed assets	$-	$-	$20,190

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2012. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2012 Annual Report filed with the SEC on July 31, 2012.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, BRK has an accumulated deficit of $165,476 as of October 31, 2012. Unless profitability and increases in stockholders’ equity continues, these conditions raise substantial doubt as to BRK’s ability to continue as a going concern. The October 31, 2012 financial statements do not include any adjustments that might be necessary if BRK is unable to continue as a going concern.

BRK continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease resulting in profitability and increased shareholders’ equity.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

As of October 31, 2012 the Company owes $68,000 to multiple convertible promissory note holders for proceeds received during fiscal year April 30, 2012. These notes bear interest at 0%, are due two years from issuance and are unsecured. The notes are convertible at $0.005 into the Company’s common stock.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 “Derivatives and Hedging” and ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

NOTE 4 – NOTES PAYABLE

During the six months ended October 31, 2012, the Company borrowed $6,000 from a non-related party. The total due to non-related party note holders is $41,200 as of October 31, 2012. These advances are non-interest bearing and due on demand.

NOTE 5 – CONVERTIBLE NOTES PAYABLE RELATED PARTY

As of October 31, 2012, the Company has $7,089 in convertible notes outstanding to one related party. The convertible notes bear 0% interest and are convertible at $0.005 into the Company’s common stock.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 “Derivatives and Hedging” and ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none

NOTE 6 – RELATED PARTY

During the six months ended October 31, 2012, the Company borrowed $17,780 from related parties and repaid $340. These advances are non interest bearing and due on demand.  The total due to related parties as of October 31, 2012 is $25,870.

During the six months ended October 31, 2012, the Company expensed $16,815 for services provided by CEO and shareholder of which $9,155 is due as of October 31, 2012.

NOTE 7 – EQUITY

During August and September 2012 the Company issued 142,400 shares of common stock at $0.125 per share to nine entities for $17,800 in cash.

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

Liquidity and Capital Resources

From inception (May 22, 2008) to October 31, 2012, we had an accumulated deficit of $165,476. We recorded a net loss of $ 14,704 and $58,719 for the three and six months ending October 31, 2012. The net loss was $26,375 and $40,889 for the same periods during 2011. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding.  Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital is a negative $152,682 as of October 31, 2012 compared to negative $114,397 as of April 30, 2012. Cash used in operations totaled $51,163 during the period ending October 31, 2012 compared to $31,267 during the same period in 2011. Funds provided from financing activities were $40,240 in 2012 compared to $32,495 in 2011.

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

Results of Operations

The Company recorded $157 revenue during the three and six months periods ended October 31, 2012 and zero revenue for the same periods in 2011.

General and administrative expenses for the three and six months ended totaled $13,689 and $56,242 at October 31, 2012 compared to $26,375 and $40,889 for the same periods in 2011.  The increase for the six months was due to higher accounting, legal and consulting costs.

Depreciation was $1,317 and $2,634 for the three and six month’s period ended October 31, 2012 compared to zero in the same period in 2011. The increase was due purchase of equipment during fiscal year April 30, 2012.

Other income of zero was recorded in the three month and six period ended October 31, 2012 and $80 during the six month period in 2011.

The Company incurred a net loss of $14,704 and $58,719 in the three and six months period ended October 31, 2012 compared to $26,375 and $40,809 in the same periods in 2011.

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

ITEM 2:  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During August and September, 2012 the Company issued 142,400 shares of common stock at $0.125 per share to nine entities for $17,800 in cash.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:  MINE SAFETY INFORMATION

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

BRK, INC.

Date: December 4, 2012	By:	/s/ Brian Keasberry
Brian Keasberry President Chief Executive Officer Principal Financial and Accounting Officer