Form 10-Q
period 2013-01-31
BRK, Inc.
filed 2013-03-04
CIK 1532926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from ________ to ________

Commission File No.: ___________

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

As of March 4, 2013, the registrant had 4,308,320 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	4
	Balance Sheets (Unaudited) as of January 31, 2013 and April 30, 2012	5
	Statements of Operations (Unaudited) for the Three And Nine Months Ended January 31, 2013 and 2012 and from inception (May 22, 2008) to January 31, 2013	6
	Statements of Cash Flows (Unaudited) for the Nine Months Ended January 31, 2013 and 2012 and from inception (May 22, 2008) to January 31, 2013	7
	Notes to Financial Statements (Unaudited)	8
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	11
Item 4T:	Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings	12
Item 1A:	Risk Factors	12
Item 2:	Unregistered Sales of Securities and Use of Proceeds	12
Item 3:	Default upon Senior Securities	12
Item 4:	Mine Safety Information	12
Item 5:	Other information	12
Item 6:	Exhibits	12
Signatures		13

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

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine months periods ended January 31, 2013 and 2012 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine month periods ended January 31, 2013, are not necessarily indicative of results to be expected for any subsequent period. Our year end is April 30.

BRK, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	January 31	April 30,
	2013	2012
ASSETS

Current assets
Cash	$12,093	$15,594
Prepaid expense	-	3,050
Deposit	4,730	-
Total current assets	16,823	18,644
Fixed assets
Equipment, net of accumulated depreciation of $3,951 and $0, respectively	19,939	23,890

Total assets	$36,762	$42,534

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$9,828	$7,392
Compensation payable-related party	9,155	5,930
Convertible notes-related party	7,089	7,089
Convertible notes payable	68,000	68,000
Short term debt-related party	27,590	8,430
Short term debt	51,220	36,200
Total liabilities	172,882	133,041

Stockholders’ deficit
Preferred shares, par value $0.001
1,000,000 authorized; none issued and outstanding	-	-
Common stock, par value $0.001 authorized 100,000,000 shares,
issued and outstanding 4,308,320 and 4,165,920 as of January 31, 2013 and April 30, 2012, respectively	4,308	4,166
Additional paid-in capital	29,742	12,084
Accumulated deficit during development stage	(170,170)	(106,757)
Total stockholders’ deficit	(136,120)	(90,507)

Total liabilities and stockholders’ deficit	$36,762	$42,534

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.
(A DEVELOPMENT-STAGE COMPANY)
 STATEMENTS OF OPERATIONS
(Unaudited)

						From
						Inception
						(May 22, 2008)
	Three Months			Nine Months		to
	Ended January 31,			Ended January 31,		January 31,
	2013	2012		2013	2012	2013

Sales	$48	$		$205	$-	$205

Operating expenses:
Selling, general and administrative expenses	3,425		14,606	59,667	55,495	166,509
Depreciation	1,317		-	3,951	-	3,951

Loss from operations	(4,694)		(14,606)	(63,413)	(55,495)	(170,255)

Other income (expense)
Other Income	-		-	-	80	85

Net loss	$(4,694)		$(14,606)	$(63,413)	$(55,415)	$(170,170)
Net loss per common share
basic and diluted	$(0.00)		$(0.00)	$(0.01)	$(0.02)

Weighted average number
of common shares outstanding	4,308,320		3,960,797	4,240,856	2,986,932

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.
(A DEVELOPMENT STAGE COMPANY)
  STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months		From inception (May 22, 2008) to
	Ended January 31,		January 31,
	2013	2012	2013
Cash Flows From Operating Activities:
Net loss	$(63,413)	$(55,415)	$(170,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,951	-	3,951
Changes in operating assets and liabilities:
Accounts payable	2,436	2.500	9,828
Prepaid expense	2,350	5,542	(700)
Accrued compensation-related parties	3,225		9,155
Deposit	(4,030)	-	(4,030)

Net cash used in operating activities	(55,481)	(47,373)	(151,966)

Cash Flows From Investing Activities:
Payment for construction in progress	-	-	(23,890)

Net cash used in investing activities	-	-	(23,890)

Cash Flows From Financing Activities:
Sale of common stock	17,800	-	26,050
Borrowings on convertible notes payable	-	30,000	76,000
Borrowings on convertible notes payable-related party	-	-	7,089
Borrowing on notes payable-related party	20,480	-	39,700
Borrowings on notes payable	16,020	31,500	52,479
Repayments on debt	(1,000)	-	(1,259)
Repayments on notes payable-related party	(1,320)	(8,910)	(12,110)

Net cash provided by financing activities	51,980	52,590	187,949

Net increase in cash	(3,501)	5,217	12,093
Cash at beginning of period	15,594	437	-
Cash at end of period	$12,093	$5,654	$12,093

Non-Cash Transactions
Conversion of notes payable to common stock	$-	$8,000	$8,000
Reclassification of long term debt to short-term debt	$-	$-	$45,275
Reclassification of construction in progress
To fixed assets	$-	$-	$20,190

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2013. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2012 Annual Report filed with the SEC on July 31, 2012.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, BRK has an accumulated deficit of $170,170 as of January 31, 2013. Unless profitability and increases in stockholders’ equity continues, these conditions raise substantial doubt as to BRK’s ability to continue as a going concern. The January 31, 2013 financial statements do not include any adjustments that might be necessary if BRK is unable to continue as a going concern.

BRK continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease resulting in profitability and increased shareholders’ equity.

 NOTE 3 – CONVERTIBLE NOTES PAYABLE

As of January 31, 2013 the Company owes $68,000 to multiple convertible promissory note holders for proceeds received during fiscal year April 30, 2012. These notes bear interest at 0%, are due two years from issuance and are unsecured. The notes are convertible at $0.005 into the Company’s common stock.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 “Derivatives and Hedging” and ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

NOTE 4 – NOTES PAYABLE

During the nine months ended January 31, 2013, the Company borrowed $10,000 from a non-related party. The Note is due on demand and bears an interest rate of 8% per annum. Also during the nine months the Company borrowed $6,020 from a non-related party and repaid $1,000. The amount is non-interest bearing and due on demand. The total due to non-related party note holders is $51,220 as of January 31, 2013. Other than the $10,000 note dated January 29, 2013, these advances are non-interest bearing and due on demand.

NOTE 5 – CONVERTIBLE NOTES PAYABLE - RELATED PARTY

As of January 31, 2013, the Company has $7,089 in convertible notes outstanding to one related party. The convertible notes bear 0% interest and are convertible at $0.005 into the Company’s common stock.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 “Derivatives and Hedging” and ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

NOTE 6 – RELATED PARTY

During the nine months ended January 31, 2013, the Company borrowed $20,480 from related parties and repaid $1,320. These advances are non interest bearing and due on demand.  The total due to related parties as of January 31, 2013 is $27,590.

During the nine months ended January 31, 2013, the Company expensed $16,815 for services provided by CEO and a shareholder of which $9,155 is due as of January 31, 2013.

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

Liquidity and Capital Resources

From inception (May 22, 2008) to January 31, 2013, we had an accumulated deficit of $170,170. We recorded a net loss of $4,694 and $63,413 for the three and nine months ending January 31, 2013. The net loss was $14,606 and $55,415 for the same periods during 2012. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital is a negative $156,059 as of January 31, 2013 compared to negative $114,397 as of April 30, 2012. Cash used in operations totaled $58,706 during the period ending January 31, 2013 compared to $47,373 during the same period in 2012. Funds provided from financing activities were $51,980 in 2013 compared to $52,590 in 2012.

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

Results of Operations

The Company recorded $48 of revenue during the three months and $205 for the nine months periods ended January 31, 2013 and zero revenue for the same periods in 2012.

General and administrative expenses for the three and nine months ended totaled $3,425 and $59,667 at January 31, 2013 compared to $14,606 and $55,495 for the same periods in 2012. The increase for the nine months was due to higher accounting, legal and consulting costs.

Depreciation was $1,317 and $3,951 for the three and nine month periods ended January 31, 2013 compared to zero in the same period in 2012. The increase was due purchase of equipment during fiscal year April 31, 2013.

Other income of zero was recorded in the three month and nine period ended January 31, 2013 and $80 during the nine month period in 2012.

The Company incurred a net loss of $4,694 and $63,413 in the three and nine months period ended January 31, 2013 compared to $14,606 and $55,415 in the same periods in 2012.

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

BRK, INC.

Date: March 4, 2013	By:	/s/ Brian Keasberry
Brian Keasberry
President
Chief Executive Officer
Principal Financial and Accounting Officer