Form 10-K
period 2013-04-30
BRK, Inc.
filed 2013-08-13
CIK 1532926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock.

Indicate by check mark if the registrant is a small-seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☒ No ☐

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of August 13, 2013 was 4,308,320. The aggregate number of shares of the voting stock held by non-affiliates on August 13, 2013 was 2,890,920. There is no market for the shares. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant has been deemed affiliates.

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

ITEM 2: DESCRIPTION OF PROPERTIES

The Company maintains office and warehouse space at 3871 S. Valley View Blvd., Unit 70, Las Vegas, NV 89103. The lease is a month to month lease for $660 per monthly.

ITEM 3: LEGAL PROCEEDINGS

None

ITEM 4: MINE SAFETY DISCLOSURES

None

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock currently does not trade

As of April 30, 2013, the Company estimates there are approximately 48 “holders of record” of its common stock. The Company has authorized 100,000,000 shares of common stock, par value $0.001 and 1,000,000 shares of preferred stock, par value $0.001 none of which are issued and outstanding.

ITEM 6: SELECT FINANCIAL DATA

Not applicable.

ITEM 7: MANGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended April 30, 2013 should be read in conjunction with the financial statements of the Company and related notes included therein.

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

To date the Company has generated no revenues, and has relied on equity and debt financing

Liquidity and Capital Resources

Since inception, the Company’s most significant change in liquidity or capital resources or stockholders’ equity has been receipts of proceeds from offerings of its capital stock and debt. The Company’s balance sheet as of April 30, 2013 reflects the issuance of convertible debt of $83,089 of which $8,000 has been converted into 1,599,920 shares of common stock at $0.005 per share and other debt issued of $80,040 which is not convertible. The balance of the convertible debt outstanding of $75,089 is convertible into 15,017,800 shares at $0.005 per share. The debt is payable on demand and does not bear interest.

The Company anticipates expanding its business in 2013 through the production and marketing of its blind repair kit. The Company has developed and tested its unique machine and invested in specialty molds to make the raw material necessary for the machine to produce its products.

At April 30, 2013, the Company had negative working capital of $171,445 which consisted of current assets of $8,932 and current liabilities of $180,377. The current liabilities of the Company at April 30, 2013 are composed primarily short term debt of $80,040, convertible notes payable of $75,089, accounts payable of $10,143 and accrued compensation related party of $15,105.

Cash flows used in operating activities during the year ending April 30, 2013 was $64,602 compared to cash flow used of $64,023 for the same period in 2012. This represents a negative change of $579. The primary factor to the change was depreciation and accrued compensation offset by lower change in accounts payable.

Cash flows used in investing activities for the year ended April 30, 2013 zero compared to $3,700 for the same period in 2012. The cash used in investing activities was for molds used to provide the raw material used for the production of the Company’s products.

Cash flows provided by financing was $53,210 for the year ending April 30, 2013 compared to $82,880 for the same period in 2012. The 2013 financing included the issuance of debt and sale of common stock as was the financing activity in 2012.

As of April 30, 2013, the Company had assets of $27,554 and liabilities of $180,377. Stockholders’ deficit as of April 30, 2013 was $152,823 compared to a deficit of $90,507 as of April 30, 2012. Liabilities increased in 2013 due to the issuance of debt to pay for the development and ongoing operations of the Company. The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

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

Results of Operations

During the period from May 22, 2008 (inception) through April 30, 2013, the Company engaged in limited operations and attempted to develop the equipment necessary to make the products. For the year ended April 30, 2013, the Company had no revenue as in the same period in 2012. For the year ended April 30, 2013, the Company had operating expenses of $80,321 and a net loss of $80,116. For the year ended April 30, 2012, the Company had operating expenses of $80,622 with a net loss of $80,537.

The primary expenses for the Company from inception has included consulting, legal and cost related to the development of the equipment necessary to manufacture their products. During the year ended April 30, 2013 the Company incurred professional legal, filing and accounting fees of $35,821, compensation for related parties of $25,361, rent of $7,046, and other normal business costs of $6,825. During the same period ending in 2012 professional legal and accounting fees were $19,228, compensation for related parties $45,050, rent of $7,206 and other normal business costs of $9,138.

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

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers of the Company

The following individuals currently serve as our executive officers and directors:

Name	Age	Positions

Brian Keasberry	50	President, Treasurer, Secretary and sole Director

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

Identification of Certain Significant Employees. The Company is dependent on its sole officer and director Brian Keasberry

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the office and director compensation as of April 30, 2013:

Name	Years	Fees Earned Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brian Keasberry(1)	2013	13,100	--	--	--	--	--	13,100
	2012	13,400	--	--	--	--	--	13,400
	2011	--	--	--	--	--	--	--

(1) Mr.Keasberry is the sole officer and director of the Company

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information table sets forth certain information regarding our common stock owned on January 17, 2013 by (i) each person who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director and officer, and (iii) all officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner (2)	Number of Shares Owned Beneficially (3)	Percent of Class Owned

Common Stock:	Brian Keasberry, President, Treasurer, Corporate Secretary and Director (1)	1,275,000	29.6%

Common Stock:	Melissa Carroll,	1,225,000	28.4%

All executive officers and directors as a group (one person)		1,275,000	29.6%
_________
(1)
Unless otherwise indicated, the stockholder listed possesses sole voting and investment rights with respect to the shares shown, subject to applicable community property laws, and the mailing address for each beneficial owner is 3871 S. Valley View Blvd., Unit 70, Las Vegas, Nevada 89103.

(2)
A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting proxy which includes the proxy to vote, or to direct the voting of shares; and (ii) investment proxy, which includes the proxy to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the proxy to vote or the proxy to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting proxy with respect to the number of shares of common stock actually outstanding on January 17, 2012. As of April 30, 2013, there are 4,308,320 shares of our common stock issued and outstanding. The Company also has outstanding convertible promissory notes in an aggregate principal amount of $ 75,089, which may convert at any time into an aggregate of 15,017,880 shares of common stock, at a conversion rate of $0.005 per share.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm MaloneBailey, LLP, Certified Public Accountants and Consultants.

	2013	2012
Audit fees	$12,000	12,000
Audit related fees	--	--
Tax fees	--	--
All other fees	--	--

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

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on August 13, 2013

BRK, INC.

By:	/s/ Brian Keasberry
Brian Keasberry, Chief Executive Officer
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
BRK, Inc.
Las Vegas, Nevada
(A Development Stage Company)

We have audited the accompanying balance sheets of BRK, Inc. (a development stage company) (the “Company”) as of April 30, 2013 and April 30, 2012 and the related statements of operations, cash flows and changes in stockholders' equity (deficit) for the years then ended and the period from May 22, 2008 (inception) through April 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of April 30, 2013 and April 30, 2012 and the results of its operations and its cash flows for the years then ended and the period from May 22, 2008 (inception) through April 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
August 13, 2013

BRK, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	April 30,
	2013	2012

Current assets:
Cash and cash equivalents	$4,202	$15,594
Prepaid expense	700	3,050
Inventory	4,030	--
Total current assets	8,932	18,644
Fixed assets
Production equipment net of depreciation of $5,268 and zero respectively	18,622	23,890
Total assets	27,554	42,534

LIABILITY AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current liabilities:
Accounts payable	10,143	7,392
Accrued compensation – related party	15,105	5,930
Convertible notes payable – related party	7,089	7,089
Convertible notes payable – current portion	68,000	68,000
Short term debt – related party	28,820	8,430
Short term debt	51,220	36,200
Total current liabilities	180,377	133,041

Total liabilities	180,377	133,041

Stockholders’ equity(deficit):
Preferred stock, 0.001 par value, 1,000,000 authorized, none issued and outstanding	--	--
Common stock, 0.001 par value 100,000,000 authorized; 4,308,320 and 4,165,920 issued and outstanding	4,308	4,166
Additional paid in capital	29,742	12,084
Deficit accumulated during the development stage	(186,873)	(106,757)
Total stockholders’ deficit	(152,823)	(90,507)

Total liabilities and stockholders’ equity(deficit)	$27,554	$42,534

The accompanying notes are an integral part of these audited financial statements.

BRK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year Ended April 30,		From Inception May 22, 2008 through April 30,
	2013	2012	2013
Operating expenses:
Depreciation	5,268	--	5,268
General and administrative expense	75,053	80,622	181,895
Loss from operations	(80,321)	(80,622)	(187,163)

Other income(expense)	205	85	290

Net loss	$(80,116)	$(80,537)	(186,873)

Net loss per share, basic and diluted	$(0.02)	$(0.02)

The weighted average number of shares outstanding	4,257,306	3,272,997

The accompanying notes are an integral part of these audited financial statements.

BRK, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the period from May 22, 2008 (Date of Inception) to April 30, 2013

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances at May 22, 2008	$--	$--	$--	$--	$--
Founder shares issued	2,500,000	2,500	(2,500)	--	--

Net loss	--	--	--	(81)	(81)

Balances at April 30, 2009	2,500,000	2,500	(2,500)	(81)	(81)

Net loss	--	--	--	(1,294)	(1,294)

Balance at April 30, 2010	2,500,000	2,500	(2,500)	(1,375)	(1,375)

Net loss	--	--	--	(24,845)	(24,845)

Balances at April 30, 2011	2,500,000	2,500	(2,500)	(26,220)	(26,220)

Common stock issued for cash	66,000	66	8,184	--	8,250
Common stock issued for convertible debt	1,599,920	1,600	6,400	--	8,000

Net loss	--	--	--	(80,537)	(80,537)

Balance at April 30, 2012	4,165,920	4,166	12,084	(106,757)	(90,507)

Common stock issued for cash	142,400	142	17,658	--	17,800

Net loss	--	--	--	(80,116)	(80,116)

Balance at April 30, 2013	4,308,320	$4,308	$29,742	$(186,873)	$(152,823)

The accompanying notes are an integral part of these audited financial statements.

BRK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year Ended April 30,		From inception (May 22, 2008) through April 30,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(80,116)	$(80,537)	$(186,873)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	5,268	--	5,268
Changes in operating assets and liabilities:
Prepaid expense	2,350	3,192	(700)
Accounts payable	2,751	7,392	10,143
Inventory	(4,030)	--	(4,030)
Accrued compensation-related party	9,175	5,930	15,105
Net cash used in operating activities	(64,602)	(64,023)	(161,087)

Cash flows from investing activities:
Payment for equipment	--	(3,700)	(23,890)
Net cash used in investing activities	--	(3,700)	(23,890)

Cash flows from financing activities:
Cash received from the sale of stock	17,800	8,250	26,050
Proceeds from borrowings on debt	16,020	36,200	52,479
Proceeds from borrowings on debt- related party	21,760	18,000	40,980
Repayments on debt	(1,000)	--	(1,259)
Repayments on related party notes	(1,370)	(9,570)	(12,160)
Proceeds from convertible debt	--	30,000	75,000
Proceeds from convertible debt – related party	--	--	8,089
Net cash provided by financing activities	53,210	82,880	189,179

Net increase (decrease) in cash	(11,392)	15,157	4,202
Cash – beginning of year	15,594	437
Cash – end of year	$4,202	$15,594	$4,202

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--	$--
Income taxes paid	--	--	--

Non –Monetary Transactions
Reclassification of CIP to equipment	$--	20,190	$20,190
Reclassification of convertible debt from long-term to short-term	$--	45,275	$45,275
Conversion of notes payable to common stock	$--	8,000	$8,000

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

NOTE 2- CRITICAL ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

Inventories

Inventories are stated at the lower of cost of market using the first-in, first-out (FIFO) cost method of accounting.

Property and Equipment

Property and equipment is presented at cost less accumulated depreciation. Expenditures for renewals and improvements are capitalized and depreciated, while repairs and maintenance are charged to expense as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in current operations. There are none noted for the year ended April 20, 2013 and 2012.

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

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, BRK has an accumulated deficit of $186,873 as of April 30, 2013 and incurred a loss from operations of $80,116 for the year ended April 30, 2013. Unless profitability and increases in stockholders’ equity continues, these conditions raise substantial doubt as to BRK’s ability to continue as a going concern. The April 30, 2013 financial statements do not include any adjustments that might be necessary if BRK is unable to continue as a going concern.

BRK continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease resulting in profitability and increased shareholders’ equity.

NOTE 4 – INVENTORY

Inventories consisted of the following as of April 30, 2013:

Finished goods	$4,030

Total inventories	4,030

NOTE 5 – INCOME TAXES

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes.

The Company did not have taxable income for the years ended April 30, 2013 or 2012. The Company’s deferred tax assets consisted of the following as of April 30, 2013 and 2012:

	2013	2012
Total deferred tax asset	65,406	37,365
Valuation allowance	(65,406)	(37,365)
Net deferred tax asset	$-	$-

The Company had a net loss of $80,116 for the year ending April 30, 2013 and $80,537 for the same period ending in 2012 As of April 30, 2013, the Company’s net operating loss carry forward was $186,872 that will begin to expire in the year 2031.

NOTE 6 – COMMON STOCK

In August and September 2013 the Company issued 142,400 shares of common stock at $0.125 per share to nine individuals for cash of $17,800.

NOTE 7 - RELATED PARTY TRANSACTION

The Company has agreed to pay the officer annual consulting fees of $13,400.  On February 1, 2013 the Company increased the officer’s salary to $2,500 per month. As of April 30, 2013 the Company has accrued $15,105 in unpaid fees to the officer. In addition, the Company paid consulting fees of $10,815 to a related party during the year ended April 30, 2013.

NOTE 8 – FIXED ASSETS

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

	Equipment
	4/30/2013	4/30/2012
Equipment	23,890	23,890
Depreciation	(5,268)	--
Net	18,622	23,890

NOTE 9- CONVERTIBLE NOTES PAYABLE

During the year ended April 30, 2012 and 2011, the Company issued multiple convertible promissory notes of $30,000 and $45,000, respectively to various entities. The notes bear interest at 0%, are due in two years and are unsecured. The notes are convertible at $0.005 into the Company’s common stock.

 As of April 30, 2013 the Company owes $68,000 to multiple convertible promissory note holders for proceeds received during fiscal year April 30, 2012. These notes bear interest at 0%, are due two years from issuance and are unsecured. The notes are convertible at $0.005 into the Company’s common stock.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 “Derivatives and Hedging” and ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

NOTE 10- CONVERTIBLE NOTES PAYABLE RELATED PARTY

During the year ended April 30, 2011, the Company issued multiple convertible promissory notes of $8,089 to various entities. The notes bear interest at 0%, are due in two years and are unsecured. The notes are convertible at $0.005 into the Company’s common stock. As of April 30, 2013 all of the notes are classified as short-term.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 “Derivatives and Hedging” and ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

On November 8, 2011 one entity converted $1,000 of the convertible promissory notes at $0.005 per share.

As of April 30, 2013, the Company owes $7,089 in convertible related party notes.

NOTE 11- NOTES PAYABLE

During the year ended April 30, 2012, the Company issued $36,200 in promissory notes to various entities. These notes are unsecured, non-interest bearing, and due on demand.

On October 29, 2012 the Company borrowed $2,020 from a non-related party. The note is unsecured and non-interest bearing.

During the year ended April 30, 2013 the Company received advances of notes payable from an entity totaling $4,000 and the company has paid $1,000. As of April 30, 2013 due to the entity is $3,000. The note is unsecured and non-interest bearing

On January 29, 2013 the Company borrowed $10,000 from a non-related party. The Note is due on demand and bears an interest rate of 8% per annum.

As of April 30, 2013, $51,220 is due in notes payable.

NOTE 12- NOTES PAYABLE RELATED PARTY

During the year ended April 30, 2012 the Company issued $18,000 in promissory notes to one entity and repaid $9,570. These notes are unsecured, non-interest bearing, and due on demand. During the year ended April 30, 2013, the Company received $21,760 in proceeds and repaid $1,370. As of April 30, 2013, 1,370 were paid back and the amount due to related party total to $28,820.