Form 10-Q
period 2013-07-31
BRK, Inc.
filed 2013-08-30
CIK 1532926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from ____ to ____

Commission File No.:_______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 28, 2013, the registrant had 4,308,320 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three months periods ended July 31, 2013 and 2012 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month periods ended July 31, 2013, are not necessarily indicative of results to be expected for any subsequent period.  Our year end is April 30.

BRK, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	July 31,	April 30,
	2013	2013
ASSETS

Current assets
Cash	$4,322	$4,202
Inventory	4,030	4,030
Prepaid expense	700	700
Total current assets	9,052	8,932
Fixed assets
Equipment, net of accumulated depreciation of $6,585 and $5,268, respectively	17,305	18,622

Total assets	$26,357	$27,544

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$9,189	$10,143
Compensation payable-related party	23,785	15,105
Convertible notes-related party	7,089	7,089
Convertible notes payable	68,000	68,000
Short term debt-related party	31,690	28,820
Short term debt	61,200	51,220
Total liabilities	200,953	180,377

Stockholders’ deficit
Preferred shares, par value $0.001
1,000,000 authorized; none issued and outstanding	-	-
Common stock, par value $0.001
authorized 100,000,000 shares,
issued and outstanding 4,308,320 as of
July 31, 2013 and April 30, 2012, respectively	4,308	4,308
Additional paid-in capital	29,742	29,742
Accumulated deficit during development stage	(208,646)	(186,873)
Total stockholders’ deficit	(174,596)	(152,823)

Total liabilities and stockholders’ deficit	$26,357	$27,554

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.
(A DEVELOPMENT-STAGE COMPANY)
 STATEMENTS OF OPERATIONS
(Unaudited)

			From
			Inception
			(May 22, 2008)
	Three Months		to
	Ended July 31,		July 31,
	2013	2012	2013
Sales	$--	$--	$--

Operating expenses:
Selling, general and administrative expenses	20,456	42,698	202,351
Depreciation	1,317	1,317	6,585

Loss from operations	(21,773)	(44,015)	(208,936)

Other income (expense)
Other Income	-	-	290

Net loss	$(21,773)	$(44,015)	$(208,646)
Net loss per common share
basic and diluted	$(0.01)	$(0.01)

Weighted average number
of common shares outstanding	4,308,320	4,165,920

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.
(A DEVELOPMENT STAGE COMPANY)
  STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended July 31,		From inception (May 22, 2008) to
	2013	2012	July 31, 2013
Cash Flows From Operating Activities:
Net loss	$(21,773)	$(44,015)	$(208,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,317	1,317	6,585
Changes in operating assets and liabilities:
Accounts payable	(954)	11,215	9,189
Prepaid expense	-	(365)	(700)
Accrued compensation-related parties	8,680	-	23,785
Prepaid compensation	-	225	-
Inventory	-	(4,030)	(4,030)

Net cash used in operating activities	(12,730)	(35,653)	(173,817)

Cash Flows From Investing Activities:
Payment for fixed assets	-	-	(23,890)

Net cash used in investing activities	-	-	(23,890)

Cash Flows From Financing Activities:
Sale of common stock	-	-	26,050
Borrowings on convertible notes payable	-	-	75,000
Borrowings on convertible notes payable-related party	-	-	8,089
Borrowing on notes payable-related party	2,850	17,280	43,830
Borrowings on notes payable	10,000	4,000	62,479
Repayments on debt	-	(1,000)	(1,259)
Repayments on notes payable-related party	-	(180)	(12,160)

Net cash provided by financing activities	12,850	20,100	202,029

Net increase in cash	120	(15,553)	4,322
Cash at beginning of period	4,202	15,594	-
Cash at end of period	$4,322	$41	$4,322
Non-Cash Transactions
Conversion of notes payable to common stock	$-	$-	$8,000
Reclassification of convertible debt from long term debt to short-term debt	$-	$-	$45,275
Reclassification of construction in progress to fixed assets	$-	$-	$20,190

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2013. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2013 Annual Report filed with the SEC on August 14, 2013.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, BRK has an accumulated deficit of $208,646 and negative working capital of $191,901 as of July 31, 2013. Unless profitability and increases in stockholders’ equity continues, these conditions raise substantial doubt as to BRK’s ability to continue as a going concern. The July 31, 2013 financial statements do not include any adjustments that might be necessary if BRK is unable to continue as a going concern.

BRK continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease resulting in profitability and increased shareholders’ equity.

NOTE 3- NOTES PAYABLE

During the three months ended July 31, 2013, the Company borrowed $10,000 from a non-related party. The Note is due on demand and bears no interest. The total due to non-related party note holders is $61,200 as of July 31, 2013.

NOTE 4 – RELATED PARTY

During the three months ended July 31, 2013, the Company borrowed $2,850 from related parties. These advances are non interest bearing and due on demand.  The total due to related parties as of July 31, 2013 is $38,759.

During the three months ended July 31, 2013, the Company expensed $7,500 for services provided by CEO and a shareholder, and $1,700 in operating expenses that was paid for by a related party, of which $23,785 was accrued as of July 31, 2013.

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

Liquidity and Capital Resources

From inception (May 22, 2008) to July 31, 2013, we had an accumulated deficit of $208,646. We recorded a net loss of $21,773 for the three months ending July 31, 2013. The net loss was $44,015 for the same periods during 2012. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding.  Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital is a negative $191,901 as of July 31, 2013 compared to negative $171,445 as of April 30, 2013. Cash used in operations totaled $12,730 during the period ending July 31, 2013 compared to $35,653 during the same period in 2012. Funds provided from financing activities were $12,850 in 2013 compared to $20,100 in 2012. All funds provided in 2013 were from notes payable.

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

Results of Operations

The Company recorded no revenues during the three months periods ended July 31, 2013 and zero revenue for the same periods in 2012.

General and administrative expenses for the three months ended July 31, 2013 totaled $20,456 compared to $42,698 for the same period in 2012.  The decrease for three months was due to lower accounting, legal and consulting costs.

Depreciation was $1,317 for the three month periods ended July 31, 2013 and July 31, 2012. The depreciation was related to the purchase of equipment during fiscal year April 31, 2013.

The Company incurred a net loss of $21,773 in the three months period ended July 31, 2013 compared to $44,015 in the same periods in 2012. The lower net loss was due to lower general and administrative cost in the three month period ended July 31, 2013 compared to the same period in 2012.

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

PART II – OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS.

None

ITEM 1A:  RISK FACTORS

There have been no material changes to BRK, Inc.’s risk factors as previously disclosed in our most recent 10-K filing for the year ending April 30, 2013.

ITEM 2:  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:  MINE SAFETY INFORMATION

None

ITEM 5:  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS

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

BRK, INC.

Date: August 28, 2013	By:	/s/ Brian Keasberry
Brian Keasberry
President
Chief Executive Officer
Principal Financial and Accounting Officer