Form 10-Q
period 2013-10-31
BRK, Inc.
filed 2013-12-06
CIK 1532926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

As of December 6, 2013, the registrant had 4,308,320 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	3
	Balance Sheets (Unaudited) as of October 31, 2013 and April 30, 2013	4
	Statements of Operations (Unaudited) for the Three Months and the Six Months Ended October 31, 2013 and 2012 and from inception (May 22, 2008) to October 31, 2013	5
	Statements of Cash Flows (Unaudited) for the Six Months Ended October 31, 2013 and 2012 and from inception (May 22, 2008) to October 31, 2013	6
	Notes to Financial Statements (Unaudited)	7
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	10
Item 4T:	Controls and Procedures	10

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings	11
Item 1A:	Risk Factors	11
Item 2:	Unregistered Sales of Securities and Use of Proceeds	11
Item 3:	Default upon Senior Securities	11
Item 4:	Mine Safety Information	11
Item 5:	Other information	11
Item 6:	Exhibits	12
Signatures		13

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

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six months periods ended October 31, 2013 and 2012 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the here and six month periods ended October 31, 2013, are not necessarily indicative of results to be expected for any subsequent period. Our year end is April 30.

BRK, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	October 31,	April 30,
	2013	2013

ASSETS

Current assets
Cash	$3,344	$4,202
Deposits	4,730	4,730
Total current assets	8,074	8,932
Fixed assets
Equipment, net of accumulated depreciation of $7,902 and $5,268, respectively	15,988	18,622

Total assets	$24,062	$27,554

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$11,167	$10,143
Compensation payable-related party	29,185	15,105
Convertible notes-related party	7,089	7,089
Convertible notes payable	68,000	68,000
Short term debt-related party	31,690	28,820
Short term debt	69,700	51,220
Total liabilities	216,831	180,377

Stockholders’ deficit
Preferred shares, par value $0.001
1,000,000 authorized; none issued and outstanding	-	-
Common stock, par value $0.001
authorized 100,000,000 shares,
issued and outstanding 4,308,320 as of
October 31, 2013 and April 30, 2013, respectively	4,308	4,308
Additional paid-in capital	29,742	29,742
Accumulated deficit during development stage	(226,819)	(186,873)
Total stockholders’ deficit	(192,769)	(152,823)

Total liabilities and stockholders’ deficit	$24,062	$27,554

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.
(A DEVELOPMENT-STAGE COMPANY)
 STATEMENTS OF OPERATIONS
(Unaudited)

					From
					Inception
					(May 22, 2008)
	Three Months		Six Months		to
	Ended October 31,		Ended October 31,		October 31,
	2013	2012	2013	2012	2013
Sales	$-	$157	$-	$157	$-

Operating expenses:
Selling, general and administrative expenses	16,856	13,5444	37,312	56,242	219,207
Depreciation	1,317	1,317	2,634	2,634	7,902

Loss from operations	(18,173)	(14,704)	(39,946)	(58,719)	(227,109)

Other income (expense)
Other Income	-	-	-	-	290

Net loss	$(18,173)	$(14,704)	$(39,946)	$(58,719)	$(226,819)
Net loss per common share
basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number
of common shares outstanding	4,308,320	4,285,947	4,308,320	4,207,124

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31,		From inception (May 22, 2008) to October 31,
	2013	2012	2013
Cash Flows From Operating Activities:
Net loss	$(39,946)	$(58,719)	$(226,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,634	2,634	7,902
Changes in operating assets and liabilities:
Accounts payable	4,724	3,377	14,867
Advances from related parties	14,080	3,225	29,185
Prepaid expense	-	3,050	-
Deposits	-	(4,730)	(4,730)

Net cash used in operating activities	(18,508)	(51,163)	(179,595)

Cash Flows From Investing Activities:
Payment for fixed assets	-	-	(23,890)

Net cash used in investing activities	-	-	(23,890)

Cash Flows From Financing Activities:
Sale of common stock	-	17,800	26,050
Borrowings on convertible notes payable	-	-	75,000
Borrowings on convertible notes payable-related party	-	-	8,089
Borrowing on notes payable-related party	2,870	17,780	43,850
Borrowings on notes payable	14,780	6,000	67,259
Repayments on debt	-	(1,000)	(1,259)
Repayments on notes payable-related party	-	(340)	(12,160)

Net cash provided by financing activities	17,650	40,240	206,829

Net increase in cash	(858)	(10,923)	3,344
Cash at beginning of period	4,202	15,594	-
Cash at end of period	$3,344	$4,671	$3,344
Non-Cash Transactions
Conversion of notes payable to common stock	$-	$-	$8,000
Payment of accounts payable by third party	$3,700		$3,700
Reclassification of convertible debt from long term debt to short-term debt	$-	$-	$45,275
Reclassification of construction in progress to fixed assets	$-	$-	$20,190

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2014. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2013 Annual Report filed with the SEC on August 14, 2013.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, BRK has an accumulated deficit of $226,819 and negative working capital of $208,757 as of October 31, 2013. Unless profitability and increases in stockholders’ equity continues, these conditions raise substantial doubt as to BRK’s ability to continue as a going concern. The October 31, 2013 financial statements do not include any adjustments that might be necessary if BRK is unable to continue as a going concern.

BRK continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease resulting in profitability and increased shareholders’ equity.

NOTE 3 – NOTES PAYABLE

During the six months ended October 31, 2013, the Company borrowed $14,780 from a non-related party. A non-related party also paid $3,700 in accounts payable on behalf of the Company. The amount is due on demand and bears no interest. The total due to non-related party note holders is $69,700 as of October 31, 2013.

NOTE 4 – RELATED PARTY

During the six months ended October 31, 2013, the Company borrowed $2,870 from related parties. These advances are non interest bearing and due on demand. The total due to related parties as of October 31, 2013 is $38,779.

During the six months ended October 31, 2013, the Company expensed $15,000 for services provided by CEO and a shareholder, and $1,700 in operating expenses that was paid for by a related party. As of October 31, 2013 the Company accrued $29,185 of the expenses for services by the related party.

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

Liquidity and Capital Resources

From inception (May 22, 2008) to October 31, 2013, we had an accumulated deficit of $226,819. We recorded a net loss of $18,173 and $39,946 for the three and six months ending October 31, 2013. The net loss was $14,704 and $58,719 for the same periods during 2012. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital is a negative $208,757 as of October 31, 2013 compared to negative $171,445 as of April 30, 2013. Cash used in operations totaled $18,508 during the six months ended October 31, 2013 compared to $51,163 during the same period in 2012. Funds provided from financing activities were $17,650 in 2013 compared to $40,240 in 2012. All funds provided in 2013 were from notes payable.

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

Results of Operations

The Company recorded no revenues during the three and six months periods ended October 31, 2013 and $157 revenue for the same periods in 2012.

General and administrative expenses for the three and six months ended October 31, 2013 totaled $16,856 and $37,312 compared to $13,544 and $56,242 for the same periods in 2012. The decrease for six months was due to lower accounting, legal and consulting costs.

Depreciation was $1,317 and $2,634 for the three and six month periods ended October 31, 2013 and October 31, 2012. The depreciation was related to the purchase of equipment during fiscal year April 31, 2013.

The Company incurred a net loss of $18,173 and $39,946 in the three and six months period ended October 31, 2013 compared to $14,704 and $58,719 in the same periods in 2012. The lower net loss was due to lower general and administrative cost in the six month period ended October 31, 2013 compared to the same period in 2012.

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
___________
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

BRK, INC.

Date: December 6, 2013	By:	/s/ Brian Keasberry
Brian Keasberry
President
Chief Executive Officer Principal Financial and Accounting Officer