Form 10-Q
period 2014-01-31
BRK, Inc.
filed 2014-03-11
CIK 1532926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from __________ to __________

Commission File No.: ________

BRK, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2840468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3871 S. Valley View Blvd, Unit 70 Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

(800) 253-1013
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 11, 2014, the registrant had 4,308,320 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	4
	Balance Sheets (Unaudited) as of January 31, 2014 and April 30, 2013	4
	Statements of Operations (Unaudited) for the Three And Nine Months Ended January 31, 2014 and 2013 and from inception (May 22, 2008) to January 31, 2014	5
	Statements of Cash Flows (Unaudited) for the Nine Months Ended January 31, 2014 and 2013 and from inception (May 22, 2008) to January 31, 2014	6
	Notes to Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9
Item 4T.	Controls and Procedures	9

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	10
Item 1A.	Risk Factors	10
Item 2.	Unregistered Sales of Securities and Use of Proceeds	10
Item 3.	Default upon Senior Securities	10
Item 4.	Mine Safety Information	10
Item 5.	Other information	10
Item 6.	Exhibits	11
Signatures		12

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

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine months periods ended January 31, 2014 and 2013 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the here and nine month periods ended January 31, 2014, are not necessarily indicative of results to be expected for any subsequent period. Our year end is April 30.

BRK, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	January 31,	April 30,
	2014	2013
ASSETS

Current assets
Cash	$3,862	$4,202
Deposits	4,116	4,730
Total current assets	8,678	8,932
Fixed assets
Equipment, net of accumulated depreciation of $9,219 and $5,268, respectively	14,671	18,622

Total assets	$22,649	$27,544

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$8,179	$10,143
Compensation payable-related party	36,685	15,105
Convertible notes-related party	7,089	7,089
Convertible notes payable	68,000	68,000
Short term debt-related party	39,690	28,820
Short term debt	69,400	51,220
Total liabilities	229,043	180,377

Stockholders’ deficit
Preferred shares, par value $0.001
1,000,000 authorized; none issued and outstanding	-	-
Common stock, par value $0.001
authorized 100,000,000 shares,
issued and outstanding 4,308,320 as of
January 31, 2014 and April 30, 2013, respectively	4,308	4,308
Additional paid-in capital	29,742	29,742
Accumulated deficit during development stage	(240,444)	(186,873)
Total stockholders’ deficit	(206,394)	(152,823)

Total liabilities and stockholders’ deficit	$22,649	$27,554

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.
(A DEVELOPMENT-STAGE COMPANY)
 STATEMENTS OF OPERATIONS
(Unaudited)

					From
					Inception
					(May 22, 2008)
	Three Months Ended		Nine Months Ended		to
	January 31,		January 31,		January 31,
	2014	2013	2014	2013	2014
Sales	-	$48	$-	$205	$-

Operating expenses:
Selling, general and administrative expenses	14,264	3,425	49,620	59,667	231,515
Depreciation	1,317	1,317	3,951	3,951	9,219

Loss from operations	(15,581)	(4,694)	(53,571)	(63,413)	(240,734)

Other income (expense)
Other Income	-	-			290

Net loss	$(15,581)	$(4,694)	$(53,571)	$(63,413)	$(240,444)
Net loss per common share
basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number
of common shares outstanding	4,308,320	4,308,320	4,308,320	4,240,856

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF CASH FLOWS
(Unaudited)

			From inception
	Nine Months Ended		(May 22, 2008) to
	January 31,		January 31,
	2014	2013	2014
Cash Flows From Operating Activities:
Net loss	$(53,571)	$(63,413)	$(240,444)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	3,951	3,951	9,219
Changes in operating assets and liabilities:
Accounts payable	1,736	2,436	11,879
Advances from related parties	21,580	--	36,685
Prepaid expense	614	2,350	(86)
Accrued compensation – related party	-	3,225	-
Deposits	-	(4,030)	(4,030)

Net cash used in operating activities	(25,690)	(55,481)	(186,777)

Cash Flows From Investing Activities:
Payment for fixed assets	-	-	(23,890)

Net cash used in investing activities	-	-	(23,890)

Cash Flows From Financing Activities:
Sale of common stock	-	17,800	26,050
Borrowings on convertible notes payable	-	-	75,000
Borrowings on convertible notes payable-related party	-	-	8,089
Borrowing on notes payable-related party	10,870	20,480	51,850
Borrowings on notes payable	14,480	16,020	66,959
Repayments on debt	-	(1,000)	(1,259)
Repayments on notes payable-related party	-	(1,320)	(12,160)

Net cash provided by financing activities	25,350	51,980	214,529

Net increase in cash	(340)	(3,501)	3,862
Cash at beginning of period	4,202	15,594	-
Cash at end of period	$3,862	$12,093	$3,862
Non-Cash Transactions
Payment of accounts payable by third parties	$3,700	$-	$3,700
Conversion of notes payable to common stock	$-	$-	$8,000
Reclassification of convertible debt from long term debt to short-term debt	$-	$-	$45,275
Reclassification of construction in progress to fixed assets	$-	$-	$20,190

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2014. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2013 Annual Report filed with the SEC on August 14, 2013.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, BRK has an accumulated deficit of $240,444 and negative working capital of $220,365 as of January 31, 2014. Unless profitability and increases in stockholders’ equity continues, these conditions raise substantial doubt as to BRK’s ability to continue as a going concern. The January 31, 2014 financial statements do not include any adjustments that might be necessary if BRK is unable to continue as a going concern.

BRK continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease resulting in profitability and increased shareholders’ equity.

NOTE 3 – NOTES PAYABLE

During the nine months ended January 31, 2014, the Company borrowed $18,180 from a non-related party. Of this amount, $3,700 was for expenses paid on behalf of the Company. The notes are due on demand and bear no interest. The total due to non-related party note holders is $69,400 as of January 31, 2014.

NOTE 4 – RELATED PARTY

During the nine months ended January 31, 2014, the Company borrowed $10,870 from related parties. These advances are non interest bearing and due on demand. The total due to related parties as of January 31, 2014 is $39,690 in notes payable and $7,089 in convertible notes payable.

During the nine months ended January 31, 2014, the Company recorded $21,580 in compensation payable to the President. As of January 31, 2014, $36,685 was due to him.

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

Liquidity and Capital Resources

From inception (May 22, 2008) to January 31, 2014, we had an accumulated deficit of $240,444. We recorded a net loss of $15,581 and $53,571 for the three and nine months ending January 31, 2014. The net loss was $4,694 and $63,413 for the same periods during 2013. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital is a negative $221,065 as of January 31, 2014 compared to negative $171,445 as of April 30, 2013. Cash used in operations totaled $25,690 during the period ending January 31, 2014 compared to $55,481 during the same period in 2013. Funds provided from financing activities were $25,350 in 2014 compared to $51,980 in 2013. All funds provided in 2014 were from notes payable.

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

Results of Operations

The Company recorded no revenues during the three and nine months periods ended January 31, 2014 and $205 revenue for the same period in 2013.

General and administrative expenses for the three and nine months ended January 31, 2014 totaled $15,581 and $53,571 compared to $4,694 and $63,413 for the same periods in 2013. The decrease for nine months was due to lower accounting, legal and consulting costs.

Depreciation was $1,317 and $3,951 for the three and nine month periods ended January 31, 2014 and January 31, 2013. The depreciation was related to the purchase of equipment during fiscal year April 30, 2013.

The Company incurred a net loss of $15,581 and $53,571 in the three and nine months period ended January 31, 2014 compared to $4,694 and $63,413 in the same periods in 2013. The lower net loss was due to lower general and administrative cost in the nine month period ended January 31, 2014 compared to the same period in 2013.

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

ITEM 1A: RISK FACTORS.

There have been no material changes to BRK, Inc.’s risk factors as previously disclosed in our most recent 10-K filing for the year ending April 30, 2013.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION.

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6. EXHIBITS

No.	Description

31	Chief Executive Officer Certification

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRK, INC.

Date: March 11, 2014	By:	/s/ Brian Keasberry
Brian Keasberry
President
Chief Executive Officer Principal Financial and Accounting Officer