Form 10-K
period 2014-04-30
BRK, Inc.
filed 2014-07-23
CIK 1532926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 333-177823

BRK, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2840468
State or other jurisdiction of incorporation or organization	(IRS Employer Identification Number)

3871 S. Valley View Blvd., Unit 70, Las Vegas, NV 89103
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (702) 572-8050

Securities registered pursuant to Section 12(b) of the Act: None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a small-seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act ☐ Yes ☒ No

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
(Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☒ No ☐

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of July 23, 2014 was 4,308,320. The aggregate number of shares of the voting stock held by non-affiliates on July 23, 2014 was 1,808,320. There is no market for the shares. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant has been deemed affiliates.

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

ITEM 2: DESCRIPTION OF PROPERTIES

The Company does not have any office or warehouse space but uses space of the President free of charge.

ITEM 3: LEGAL PROCEEDINGS

None

ITEM 4: MINE SAFETY DISCLOSURES

None

ITEM 5: MARKET FOR COMMON EEQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock currently does not trade

As of April 30, 2014, the Company estimates there are approximately 48 “holders of record” of its common stock. The Company has authorized 100,000,000 shares of common stock, par value $0.001 and 1,000,000 shares of preferred stock, par value $0.001 none of which are issued and outstanding.

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

Overview

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal year ended April 30, 2014 should be read in conjunction with the financial statements of the Company and related notes included therein.

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

To date the Company has generated no revenues, and has relied on equity and debt financing

Liquidity and Capital Resources

Since inception, the Company’s most significant change in liquidity or capital resources or stockholders’ equity has been receipts of proceeds from offerings of its capital stock and debt. The Company’s balance sheet as of April 30, 2014 reflects the issuance of convertible debt of $85,089 and other debt issued of $118,090 which is not convertible. The convertible debt outstanding of $75,089 is convertible into 15,017,800 shares at $0.005 per share and $10,000 into 200,000 shares at $0.05 per share. The debt is payable on demand and does not bear interest.

The Company anticipates expanding its business in 2014 through the production and marketing of its blind repair kit. The Company has developed and tested its unique machine and invested in specialty molds to make the raw material necessary for the machine to produce its products.

At April 30, 2014, the Company had negative working capital of $244,206 which consisted of current assets of $11,004 and current liabilities of $255,210. The current liabilities of the Company at April 30, 2014 are composed primarily short term debt of $118,090, convertible notes payable of $85,089, accounts payable of $8,546 and accrued compensation related party of $43,485.

Cash flows used in operating activities during the year ending April 30, 2014 was $38,356 compared to cash flow used of $64,602 for the same period in 2013. This represents a positive change of $26,246. The primary factor to the change was, accrued compensation plus a decrease in inventory.

Cash flows used in investing activities for the year ended April 30, 2014 and 2013 was zero.

Cash flows provided by financing was $44,350 for the year ending April 30, 2014 compared to $53,210 for the same period in 2013. The 2014 financing included the issuance of debt and the activity in 2013 included the issuance of debt and sale of common stock.

As of April 30, 2014, the Company had assets of $24,358 and liabilities of $255,210. Stockholders’ deficit as of April 30, 2014 was $230,852 compared to a deficit of $152,823 as of April 30, 2013. Liabilities increased in 2014 due to the issuance of debt to pay for the development and ongoing operations of the Company. The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

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

Results of Operations

The Company engaged in limited operations and attempted to develop the equipment necessary to make the products. For the year ended April 30, 2014, the Company had revenue of $7,000 as compared to $205 of other income in the same period in 2013. Cost of goods sold was $3,220 as of April 30, 2014 compared to zero in 2013. For the year ended April 30, 2014, the Company had operating expenses of $81,809 and a net loss of $78,029. For the year ended April 30, 2013, the Company had operating expenses of $80,321 with a net loss of $80,116.

The primary expenses for the Company from inception has included consulting, legal and cost related to the development of the equipment necessary to manufacture their products. During the year ended April 30, 2014 the Company incurred professional legal, filing and accounting fees of $32,200, compensation for related parties of $30,400, rent of $8,255, and other normal business costs of $10,954. During the same period ending in 2013 professional legal and accounting fees were $36,300, compensation for related parties $24,245, rent of $7,046, and other normal business costs of $12,730.

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

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers of the Company

The following individuals currently serve as our executive officers and directors:

Name	Age	Positions

Brian Keasberry	52	President, Treasurer, Secretary and sole Director

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

The Company’s Officer and Director may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company’s Officer and Director which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company’s Officer and Director, to acquire their shares, creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company’s other shareholders, rather than their own personal pecuniary benefit.

Identification of Certain Significant Employees - The Company is dependent on its sole officer and director Brian Keasberry.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth the office and director compensation as of April 30, 2014:

		Fees			Non-Equity	Nonqualified
		Earned			Incentive	Deferred
		Paid in	Stock	Option	Plan	Compensation	All Other
Name	Years	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Brian Keasberry (1)	2014	30,150	--	--	--	--	--	30,150
	2013	13,100	--	--	--	--	--	13,100
	2012	13,100	--	--	--	--	--	13,400

(1)	Mr. Keasberry is the sole officer and director of the Company and has accrued $43,485 of unpaid salary as of April 30, 2014

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

Termination of Employment and Change of Control Arrangement - Except as noted herein, the Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any individual named above from the latest or next preceding fiscal year, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such individual’s employment with the Company, or from a change in control of the Company or a change in the individual’s responsibilities following a change in control.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information table sets forth certain information regarding our common stock owned on January 17, 2014 by (i) each person who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director and officer, and (iii) all officers and directors as a group:

		Number of Shares Owned	Percent of
Title of Class	Name and Address of Beneficial Owner (2)	Beneficially (3)	Class Owned

Common Stock:	Brian Keasberry, President, Treasurer, Corporate Secretary and Director (1)	1,275,000	29.6%

Common Stock:	Melissa Carroll,	1,225,000	28.4%

All executive officers and directors as a group (one person)		1,275,000	29.6%
_____________
(1)
Unless otherwise indicated, the stockholder listed possesses sole voting and investment rights with respect to the shares shown, subject to applicable community property laws, and the mailing address for each beneficial owner is 3871 S. Valley View Blvd., Unit 70, Las Vegas, Nevada 89103.

(2)
A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting proxy which includes the proxy to vote, or to direct the voting of shares; and (ii) investment proxy, which includes the proxy to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the proxy to vote or the proxy to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting proxy with respect to the number of shares of common stock actually outstanding on January 17, 2012. As of April 30, 2014, there are 4,308,320 shares of our common stock issued and outstanding. The Company also has outstanding convertible promissory notes in an aggregate principal amount of $ 85,089, which may convert at any time into an aggregate of 15,017,880 shares of common stock, at a conversion rate of $0.005 per share and 200,000 shares of common stock at $0.05 per share for a total of 15,217,880 shares of common stock.

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

	2014	2013
Audit fees	$10,900	12,000
Audit related fees	--	--
Tax fees	--	--
All other fees	--	--

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
________
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on July 23, 2014.

BRK, INC.

By:	/s/ Brian Keasberry
Name:	Brian Keasberry
Title:	Chief Executive Officer Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
BRK, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of BRK, Inc. (the “Company”) as of April 30, 2014 and April 30, 2013 and the related statements of operations, cash flows and changes in stockholders' equity (deficit) for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of April 30, 2014 and April 30, 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
July 23, 2014

BRK, INC.
BALANCE SHEETS

	April 30,
	2014	2013
Current assets:
Cash and cash equivalents	$10,196	$4,202
Prepaid expense	--	700
Inventory	808	4,030
Total current assets	11.004	8,932
Fixed assets
Production equipment, net of accumulated depreciation of $10,536 and $5,268, respectively	13,354	18,622
Total assets	24,358	27,554

LIABILITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	8,546	10,143
Accrued compensation – related party	43,485	15,105
Convertible notes payable – related party	7,089	7,089
Convertible notes payable	78,000	68,000
Short term debt - related party	38,690	28,820
Short term debt	79,400	51,220
Total current liabilities	255,210	180,377

Total liabilities	255,210	180,377

Stockholders’ equity (deficit):
Preferred stock, 0.001 par value, 1,000,000 authorized, none issued and outstanding	--	--
Common stock, 0.001 par value 100,000,000 authorized; 4,308,320 and 4,308,320 issued and outstanding	4,308	4,308
Additional paid in capital	29,742	29,742
Accumulated deficit	(264,902)	(186,873)
Total stockholders’ deficit	(230,852)	(152,823)

Total liabilities and stockholders’ equity (deficit)	$24.358	$27,554

The accompanying notes are an integral part of these audited financial statements.

BRK, INC.
STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2014	2013
Revenue
Sales	$7,000	$--
Cost of Goods	3,220	--
Gross Margin	3,780	--

Operating expenses:
Depreciation	5,268	5,268
General and administrative expense	76,541	75,053
Loss from operations	(78,029)	(80,321)

Other income(expense)	--	205

Net loss	$(78,029)	$(80,116)

Net loss per share, basic and diluted	$(0.02)	$(0.02)

The weighted average number of shares outstanding	4,308,320	4,257,306

The accompanying notes are an integral part of these audited financial statements.

BRK, INC
STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at April 30, 2012	4,165,920	4,166	12,084	(106,757)	(90,507)

Common stock issued for cash	142,400	142	17,658	--	17,800

Net loss	--	--	--	(80,116)	(80,116)

Balance at April 30, 2013	4,308,320	$4,308	$29,742	$(186,873)	$(152,823)

Net loss				(78,029)	(78,029)

Balance at April 30, 2014	4,308,320	$4,308	$29,742	$(264,902)	$(230,852)

The accompanying notes are an integral part of these audited financial statements.

BRK, INC.
STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(78,029)	$(80,116)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,268	5,268
Changes in operating assets and liabilities:
Prepaid expense	700	2,350
Accounts payable	2,103	2,751
Inventory	3,222	(4,030)
Accrued compensation-related party	28,380	9,175
Net cash used in operating activities	(38,356)	(64,602)

Cash flows from financing activities:
Cash received from the sale of stock	--	17,800
Proceeds from borrowings on debt	24,480	16,020
Proceeds from borrowings on debt- related party	9,870	21,760
Repayments on debt	--	(1,000)
Repayments on related party notes	--	(1,370)
Proceeds from convertible debt	10,000	--
Net cash provided by financing activities	44,350	53,210

Net increase (decrease) in cash	5,994	(11,392)
Cash – beginning of year	4,202	15,594
Cash – end of year	$10,196	$4,202

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	--	--

Noncash financing and investing activities:
Payment of AP by third parties	$3,700	$--

The accompanying notes are an integral part of these audited financial statements.

BRK, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

BRK, Inc. (“BRK” or “the Company”) was incorporated on May 22, 2008 as a Nevada corporation. The Company has developed a product for the repair of hanging vertical blinds. As part of this development the Company has completed the development and is building a machine to make the parts for blind repair that it is selling. The development and testing of the machine is near completion with production and marketing of the product to begin in the very near future.

NOTE 2 – CRITICAL ACCOUNTING POLICIES

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

Presentation

In the year ending April 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

Cash and Cash Equivalents

BRK considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost of market using the first-in, first-out (FIFO) cost method of accounting.

Property and Equipment

Property and equipment is presented at cost less accumulated depreciation. Expenditures for renewals and improvements are capitalized and depreciated, while repairs and maintenance are charged to expense as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in current operations. There are none noted for the year ended April 30, 2014 and 2013.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, BRK has an accumulated deficit of $264,902 as of April 30, 2014 and incurred a loss from operations of $78,029 for the year ended April 30, 2014. Unless profitability and increases in stockholders’ equity continues, these conditions raise substantial doubt as to BRK’s ability to continue as a going concern. The April 30, 2014 financial statements do not include any adjustments that might be necessary if BRK is unable to continue as a going concern.

BRK continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease resulting in profitability and increased shareholders’ equity.

NOTE 4 – MAJOR CUSTOMER

One customer accounted for 100% of revenues during the year. It was a single sale of blind repair units to an established third party creditor, 0985358 BC Ltd (“customer”). The customer has asked the company to hold the inventory at the company’s location until the customer requests it.

NOTE 5 – INCOME TAXES

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes.

The Company did not have taxable income for the years ended April 30, 2014 or 2013. The Company’s deferred tax assets consisted of the following as of April 30, 2014 and 2013:

	2014	2013
Total deferred tax asset	92,716	65,406
Valuation allowance	(92,716)	(65,406)
Net deferred tax asset	$-	$-

The Company had a net loss of $78,029 for the year ending April 30, 2014 and $80,116 for the same period ending in 2013 As of April 30, 2014, the Company’s net operating loss carry forward was $264,902 that will begin to expire in the year 2032.

NOTE 6 – RELATED PARTY TRANSACTION

On February 1, 2013 the Company increased the officer’s salary to $2,500 per month. As of April 30, 2014 the Company has accrued $43,485 in unpaid fees to the officer.

NOTE 7 – FIXED ASSETS

The Company developed a machine to manufacture repair parts to repair hanging venetian blinds. In addition, the Company has purchased molds from an outside vendor for $3,700 to extrude the product necessary to manufacture their product. As the machine and mold are ready to be put into production, the assets have been classified as a fixed asset and will be depreciated over the estimated useful life of 5 years. The Company incurred depreciation of $5,268 in both years ended on April 30, 2014 and 2013.

The net fixed assets as of April 30:

	Equipment
	2014	2013
Equipment	23,890	23,890
Accumulated depreciation	(10,536)	(5,268)
Net	13,354	18,622

NOTE 8 – CONVERTIBLE NOTES PAYABLE

As of April 30, 2014 the Company owes $68,000 to multiple convertible promissory note holders for proceeds received during fiscal year April 30, 2012. These notes bear interest at 0%, are due two years from issuance and are unsecured. The notes are convertible at $0.005 into the Company’s common stock.

On April 29, 2014 the Company issued $10,000 in a convertible note to one individual. The note is payable on demand and bears no interest and is convertible by the holder at $0.05 per share.

As of April 30, 2014 the Company owes a total of $78,000 in convertible promissory notes.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 “Derivatives and Hedging” and ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

NOTE 9 – CONVERTIBLE NOTES PAYABLE RELATED PARTY

As of April 30, 2014, the Company owes $7,089 in convertible related party notes. The notes bear interest at 0%, are due in two years and are unsecured. The notes are convertible at $0.005 into the Company’s common stock. As of April 30, 2014 all of the notes are classified as short-term.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 “Derivatives and Hedging” and ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

NOTE 10 – NOTES PAYABLE

During the year ended April 30, 2014, the Company borrowed $28,200 from non-related parties. Of this amount, $3,700 was for expenses paid on behalf of the Company. The notes are due on demand and bear no interest.

As of April 30, 2014, $79,400 is due.

NOTE 11 – NOTES PAYABLE RELATED PARTY

During the year ended April 30, 2013, the Company received $21,760 in proceeds and repaid $1,370.

During the year ended April 30, 2014 the Company received $9,870 from one related party. As of April 30, 2014, $38,690 was due to the related party.

These notes are unsecured, non-interest bearing, and due on demand.