Form 10-Q
period 2014-07-31
BRK, Inc.
filed 2014-09-04
CIK 1532926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from ____________ to ____________

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

As of September 3, 2014, the registrant had 4,308,320 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three months periods ended July 31, 2014 and 2013 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month periods ended July 31, 2014, are not necessarily indicative of results to be expected for any subsequent period. Our year end is April 30.

BRK, INC.
BALANCE SHEETS
(Unaudited)

	July 31,	April 30,
	2014	2014
ASSETS
Current assets
Cash	$2,245	$10,196
Inventory	808	808
Total current assets	3,053	11,004
Fixed assets
Equipment, net of accumulated depreciation of $11,853 and $10,536, respectively	12,037	13,354

Total assets	$15,090	$24,358

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$9,816	$8,546
Accrued compensation-related party	50,700	43,485
Convertible notes-related party	7,089	7,089
Convertible notes payable	78,000	78,000
Short term debt-related party	38,540	38,690
Short term debt	79,400	79,400
Total liabilities	263,545	255,210

Stockholders’ deficit

Preferred shares, par value $0.001 1,000,000 authorized; none issued and outstanding	-	-
Common stock, par value $0.001 authorized 100,000,000 shares, issued and outstanding 4,308,320 as of July 31, 2014 and April 30, 2013, respectively	4,308	4,308
Additional paid-in capital	29,742	29,742
Accumulated deficit	(282,505)	(264,902)
Total stockholders’ deficit	(248,455)	(230,852)

Total liabilities and stockholders’ equity(deficit)	$15,090	$24,358

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,
	2014	2013
Sales	$161	$--

Operating expenses:
Selling, general and administrative expenses	16,447	20,456
Depreciation	1,317	1,317

Loss from operations	(17,603)	(21,773)

Net loss	$(17,603)	$(21,773)
Net loss per common share basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	4,308,320	4,308,320

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(17,603)	$(21,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,317	1,317
Changes in operating assets and liabilities:
Accounts payable	1,270	(954)
Accrued compensation – related party	7,215	8,680

Net cash used in operating activities	(7,801)	(12,730)

Cash Flows From Financing Activities:
Borrowing on notes payable-related party	--	2,850
Borrowings on notes payable	--	10,000
Repayments on notes payable-related party	(150)	--

Net cash provided by financing activities	(150)	12,850

Net change in cash	(7,951)	120
Cash at beginning of period	10,196	4,202
Cash at end of period	$2,245	$4,322

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2014. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2014 Annual Report filed with the SEC on July 23, 2014.

In the year ending April 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, BRK has an accumulated deficit of $282,505 and negative working capital of $260,492 as of July 31, 2014. Unless profitability and increases in stockholders’ equity continues, these conditions raise substantial doubt as to BRK’s ability to continue as a going concern. The July 31, 2014 financial statements do not include any adjustments that might be necessary if BRK is unable to continue as a going concern.

BRK continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease resulting in profitability and increased shareholders’ equity.

NOTE 3 – RELATED PARTY

During the three months ended July 31, 2014, the Company recorded $7,215 in compensation payable to the President. As of July 31, 2014, $50,700 was due to him.

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

Liquidity and Capital Resources

As of July 31, 2014, we had an accumulated deficit of $282,505. We recorded a net loss of $17,603 for the three months ending July 31, 2014. The net loss was $21,773 for the same periods during 2013. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital was a negative $260,492 as of July 31, 2014 compared to negative $244,206 as of April 30, 2014. Cash used in operations totaled $7,801 during the period ending July 31, 2014 compared to $12,730 during the same period in 2013. Funds provided from financing activities was negative $150 due to repayment of debt in 2014 compared to $12,850 in 2013.

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

Results of Operations

The Company recorded $161 in revenues during the three months periods ended July 31, 2014 and none for the same period in 2013.

General and administrative expenses for the three months ended July 31, 2014 totaled $16,447 compared to $20,456 for the same periods in 2013. The decrease for three months was due to lower accounting, legal and consulting costs.

Depreciation was $1,317 for the three month periods ended July 31, 2014 and July 31, 2013. The depreciation was related to the purchase of equipment during fiscal year April 30, 2013.

The Company incurred a net loss of $17,603 in the three months period ended July 31, 2014 compared to $21,773 in the same periods in 2013. The lower net loss was due to lower general and administrative cost in the three month period ended July 31, 2014 compared to the same period in 2013.

Off-Balance Sheet Arrangements

None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS

There have been no material changes to BRK, Inc.’s risk factors as previously disclosed in our most recent 10-K filing for the year ending April 30, 2014.

ITEM 2. SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY INFORMATION

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit No.	Description
31	Chief Executive Officer Certification

32	Section 1350 Certification

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

BRK, INC.

Dated: September 3, 2014	By:	/s/ Brian Keasberry
Brian Keasberry
President Chief Executive Officer
Principal Financial and Accounting Officer