Form 10-Q
period 2014-10-31
BRK, Inc.
filed 2014-12-15
CIK 1532926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from _____________ to _____________

Commission File No.: _____________

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

As of December 4, 2014 the registrant had 4,308,320 shares of common stock outstanding.

2

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

3

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six months periods ended October 31, 2014 and 2013 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and six month periods ended October 31, 2014, are not necessarily indicative of results to be expected for any subsequent period. Our year end is April 30.

4

BRK, INC.

BALANCE SHEETS

(Unaudited)

	October 31,	April 30,
	2014	2014
ASSETS
Current assets
Cash	$3,573	$10,196
Inventory	808	808
Total current assets	4,381	11,004
Fixed assets
Equipment, net of accumulated depreciation of $13,170 and $10,536, respectively	10,720	13,354
Total assets	$15,101	$24,358

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$7,679	$8,546
Accrued compensation-related party	57,790	43,485
Convertible notes-related party	7,089	7,089
Convertible notes payable	78,000	78,000
Short term debt-related party	41,540	38,690
Short term debt	84,400	79,400
Total liabilities	276,498	255,210

Stockholders’ deficit
Preferred shares, par value $0.001 1,000,000 authorized; none issued and outstanding	-	-
Common stock, par value $0.001 authorized 100,000,000 shares, issued and outstanding 4,308,320 as of October 31, 2014 and April 30, 2014, respectively	4,308	4,308
Additional paid-in capital	29,742	29,742
Accumulated deficit	(295,447)	(264,902)
Total stockholders’ deficit	(261,397)	(230,852)
Total liabilities and stockholders’ equity(deficit)	$15,101	$24,358

The accompanying notes are an integral part of the unaudited financial statements.

5

BRK, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31
	2014	2013	2014	2013
Revenue	$--	$--	$161	$--

Operating expenses:
Selling, general and administrative expenses	11,625	16,856	28,072	37,312
Depreciation	1,317	1,317	2,634	2,634

Loss from operations	(12,942)	(18,173)	(30,545)	(39,946)

Net loss	$(12,942)	$(18,173)	(30,545)	(39,946)

Net loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	4,308,320	4,308,320	4,308,320	4,308,320

The accompanying notes are an integral part of the unaudited financial statements.

6

BRK, INC.

 STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(30,545)	$(39,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,634	2,634
Changes in operating assets and liabilities:
Accounts payable	(867)	4,724
Accrued compensation – related party	14,305	14,080
Net cash used in operating activities	(14,473)	(18,508)

Cash Flows From Financing Activities:
Borrowing on notes payable-related party	3,000	2,870
Payment of borrowings from related party	(150)	--
Borrowings on notes payable	5,000	14,780
Net cash provided by financing activities	7,850	17,650

Net change in cash	(6,623)	(858)
Cash at beginning of period	10,196	4,202
Cash at end of period	$3,573	$3,344

Non-Cash Transactions
Payment of accounts payable by third party	$--	$3,700

The accompanying notes are an integral part of the unaudited financial statements.

7

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2015. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2014 Annual Report filed with the SEC on July 23, 2014.

In the year ending April 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, BRK has an accumulated deficit of $295,447 and negative working capital of $272,117 as of October 31, 2014. Unless profitability and increases in stockholders’ equity continues, these conditions raise substantial doubt as to BRK’s ability to continue as a going concern. The October 31, 2014 financial statements do not include any adjustments that might be necessary if BRK is unable to continue as a going concern.

BRK continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease resulting in profitability and increased shareholders’ equity.

NOTE 3 – RELATED PARTY

During the six months ended October 31, 2014, the Company recorded $14,305 in compensation payable to the President. As of October 31, 2014, $57,790 was due to the President.

During the six months ended October 31, 2014 a related party advanced $3,000 to the Company and the Company paid the related party $150. As of October 31, 2014 the balance due the related party was $41,540.

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

Liquidity and Capital Resources

As of October 31, 2014, we had an accumulated deficit of $295,447. We recorded a net loss of $12,942 and $30,545 for the three and six months ending October 31, 2014. The net loss was $18,173 and $39,946 for the same periods during 2013. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital was a negative $272,117 as of October 31, 2014 compared to negative $244,206 as of April 30, 2014. Cash used in operations totaled $14,473 during the six months ending October 31, 2014 compared to $18,508 during the same period in 2013. Funds provided from financing activities was $7,850 in 2014 compared to $17,650 in 2013.

9

Management expects to continue to issue common stock to pay for the marketing of the product once the machine is in production. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

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

Results of Operations

The Company recorded revenue of $161 during the six months periods ended October 31, 2014 and none for the same periods in 2013.

General and administrative expenses for the three and six months ended October 31, 2014 totaled $11,625 and $28,072 compared to $16,856 and $37,312 for the same periods in 2013. The decrease for three and six months periods in 2014 over 2013 was due to lower accounting, legal and consulting costs.

Depreciation was $1,317 and $2,634 for the three and six months periods ended October 31, 2014 and October 31, 2013. The depreciation was related to the purchase of equipment during fiscal year April 30, 2013.

The Company incurred a net loss of $12,942 and $30,545 in the three and six months period ended October 31, 2014 compared to $18,173 and $39,946 in the same periods in 2013. The lower net loss was due to lower general and administrative cost in the three and six month period ended October 31, 2014 compared to the same period in 2013.

Off-Balance Sheet Arrangements

None

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

10

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

11

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

12

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

13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRK, INC.

Date: December 15, 2014	By:	/s/ Brian Keasberry
Brian Keasberry
President
Chief Executive Officer Principal Financial and Accounting Officer

14