Form 10-Q
period 2015-01-31
BRK, Inc.
filed 2015-02-19
CIK 1532926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

As of February 18, 2015 the registrant had 4,308,320 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine months periods ended January 31, 2015 and 2014 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine month periods ended January 31, 2015, are not necessarily indicative of results to be expected for any subsequent period. Our year end is April 30.

BRK, INC.

BALANCE SHEETS

(Unaudited)

	January 31,	April 30,
	2015	2014
ASSETS

Current assets
Cash	$3,889	$10,196
Inventory	808	808
Total current assets	4,697	11,004
Fixed assets
Equipment, net of accumulated depreciation of $14,487 and $10,536, respectively	9,403	13,354

Total assets	$14,100	$24,358

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$7,812	$8,546
Accrued compensation-related party	64,840	43,485
Convertible notes-related party	7,089	7,089
Convertible notes payable	78,000	78,000
Short term debt-related party	48,540	38,690
Short term debt	84,400	79,400
Total liabilities	290,681	255,210

Stockholders’ deficit

Preferred shares, par value $0.001 1,000,000 authorized; none issued and outstanding	-	-
Common stock, par value $0.001 authorized 100,000,000 shares, issued and outstanding 4,308,320 as of January 31, 2015 and April 30, 2014, respectively	4,308	4,308
Additional paid-in capital	29,742	29,742
Accumulated deficit	(310,631)	(264,902)
Total stockholders’ deficit	(276,581)	(230,852)

Total liabilities and stockholders’ equity (deficit)	$14,100	$24,358

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Nine Months
	Ended January 31,		Ended January 31
	2015	2014	2015	2014

Revenue	$--	$--	$161	$--

Operating expenses:
Selling, general and administrative expenses	13,867	14,264	41,939	49,620
Depreciation	1,317	1,317	3,951	3,951

Loss from operations	(15,184)	(15,581)	(48,890)	(53,571)

Net loss	$(15,184)	$(15,581)	$(45,729)	$(53,571)
Net loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	4,308,320	4,308,320	4,308,320	4,308,320

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	Ended January 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(45,729)	$(53,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,951	3,951
Changes in operating assets and liabilities:
Accounts payable	(734)	1,736
Prepaid	-	614
Accrued compensation – related party	21,355	-
Advances from related party	-	21,580

Net cash used in operating activities	(21,157)	(25,690)

Cash Flows From Financing Activities:
Borrowing on notes payable-related party	10,000	10,870
Payment of borrowings from related party	(150)	-
Borrowings on notes payable	5,000	14,480

Net cash provided by financing activities	14,850	25,350

Net change in cash	(6,307)	(340)
Cash at beginning of period	10,196	4,202
Cash at end of period	$3,889	$3,862

Non-Cash Transactions
Payment of accounts payable by third party	$--	$3,700

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2015. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2015 Annual Report filed with the SEC on July 23, 2014.

In the year ending April 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, BRK has an accumulated deficit of $310,631 and negative working capital of $285,984 as of January 31, 2015. Unless profitability and increases in stockholders’ equity continues, these conditions raise substantial doubt as to BRK’s ability to continue as a going concern. The January 31, 2015 financial statements do not include any adjustments that might be necessary if BRK is unable to continue as a going concern.

BRK continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease resulting in profitability and increased shareholders’ equity.

NOTE 3 – RELATED PARTY

During the nine months ended January 31, 2015, the Company recorded $21,355 in compensation payable to the President. As of January 31, 2015, $64,840 was due to the President.

During the nine months ended January 31, 2015, the Company borrowed $10,000 from related party and repaid $150 to related party. As of January 31, 2015, the balance due to related party was $48,540.

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

Liquidity and Capital Resources

As of January 31, 2015, we had an accumulated deficit of $310,631. We recorded a net loss of $15,184 and $45,729 for the three and nine months ending January 31, 2015. The net loss was $15,581 and $53,571 for the same periods during 2014. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital was a negative $289,984 as of January 31, 2015 compared to negative $244,206 as of April 30, 2015. Cash used in operations totaled $21,157 during the nine months ending January 31, 2015 compared to $25,690 during the same period in 2014. Funds provided from financing activities was $14,850 in 2015 compared to $25,350 in 2014.

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

Results of Operations

The Company recorded revenue of $161 during the nine months periods ended January 31, 2015 and none for the same periods in 2014.

General and administrative expenses for the three and nine months ended January 31, 2015 totaled $13,867 and $41,939 compared to $14,264 and $49,620 for the same periods in 2014. The decrease for three and nine months periods in 2015over 2014 was due to lower accounting, legal and consulting costs.

Depreciation was $1,317 and $3,951 for the three and nine months periods ended January 31, 2015 and January 31, 2014. The depreciation was related to the purchase of equipment during fiscal year April 30, 2014.

The Company incurred a net loss of $15,184 and $45,729 in the three and nine months period ended January 31, 2015 compared to $15,851 and $53,571 in the same periods in 2014. The lower net loss was due to lower general and administrative cost in the three and nine month period ended January 31, 2015 compared to the same period in 2014.

Off-Balance Sheet Arrangements

None

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our CEO/CFO do not possess accounting expertise and our company does not have an audit committee. This weakness is due to the company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

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

BRK, INC.

Dated: February 18, 2015	By:	/s/ Brian Keasberry
Brian Keasberry
President
Chief Executive Officer
Principal Financial and Accounting Officer

