Form 10-K
period 2015-04-30
BRK, Inc.
filed 2015-07-29
CIK 1532926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 333-177823

BRK, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2840468
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☒ No ☐

The number of shares outstanding of the Company's $.001 Par Value Common Stock as of July 29, 2015 was 4,308,320. The aggregate number of shares of the voting stock held by non-affiliates on October 31, 2014 was 1,808,320 with a value of $13,562,400. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant has been deemed affiliates.

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

The blind repair kit product consists of a specially made plastic mold that provides seamless, invisible repairs for vertical blinds that has had their "hanging hole" ripped. It allows the blind owner to extend the life of the blind vane and eliminates the need to special order or replace blinds due to damage. The Blind Repair Kit is manufactured in the US in our own facility, allowing us to monitor quality and delivery dates.

ITEM 2: DESCRIPTION OF PROPERTIES

The Company does not have any office or warehouse space but uses space of the President free of charge.

ITEM 3: LEGAL PROCEEDINGS

None

ITEM 4: MINE SAFETY DISCLOSURES

None

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our shares of common stock are currently trading on the Over the Counter Market under the Symbol "BRKK". Our shares of common stock were initially approved for quotation on the OTC Bulletin Board on October 14, 2014. The following quotations, obtained from www.nasdaq.com, reflect the high and low bids for our common shares.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
April 30, 2015	7.50	7.50
January 31, 2015	7.50	7.50
October 31, 2014	7.50	0.06
July 31, 2014	0.06	0.06
April 30, 2014	0.06	0.06
January 31, 2014	0.06	0.06
October 31, 2013	0.06	0.06
July 31, 2013	0.06	0.06

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of July 10, 2015, there were approximately 52 holders of record of our common stock. As of such date, 18,064,600 common shares were issued and outstanding.

Our transfer agent is Globex Transfer, Inc. Their mailing address is 780 Deltona Blvd, Suite 202, Deltona, FL 32725 and their telephone number is (813) 344-4490.

Equity Compensation Plans

None

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2015.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

ITEM 6: SELECT FINANCIAL DATA

Not applicable.

ITEM 7: MANGEMENT DISCUSSION AND ANALYSISOF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward looking view may not prove accurate

When used in this Form 10-K, the words "anticipated", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Overview

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal year ended April 30, 2015 should be read in conjunction with the financial statements of the Company and related notes included therein.

The Company has designed a unique solution to a common household problem: ripped vertical blinds. The Company has also designed and built a machine to manufacture the solution, which is our product: The Blind Repair Kit. Preliminary market testing indicates consumer acceptance although further and more extensive offerings are needed to confirm initial results.

The blind repair kit product consists of a specially made plastic mold that provides seamless, invisible repairs for vertical blinds that has had their "hanging hole" ripped. It allows the blind owner to extend the life of the blind vane and eliminates the need to special order or replace blinds due to small damage. The Blind Repair Kit is manufactured in the US in our own facility, allowing us to monitor quality and delivery dates.

Although only preliminary marketing has been conducted to date, initial results are encouraging. The Company intends to intensify our marketing efforts through a newly designed website, and by hiring a commissioned based sales force (negotiations are in progress). The Company has also ensured that is compliant with major retail outlet buying processes.

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

To date the Company has generated minimal revenues, and has relied on equity and debt financing.

Liquidity and Capital Resources

Since inception, the Company's most significant change in liquidity or capital resources or stockholders' equity has been receipts of proceeds from offerings of its capital stock and debt. The Company's balance sheet as of April 30, 2015 reflects the issuance of convertible debt of $122,589 and other debt issued of $97,440 which is not convertible. The convertible debt outstanding of $75,089 is convertible into 15,017,800 shares at $0.005 per share and $10,000 into 200,000 shares at $0.05 per share. The debt is payable on demand and does not bear interest. The Convertible debt outstanding of $37,500 is convertible at $0.20 per share and bears interest of 8% per annum.

The Company anticipates expanding its business in 2015 through the production and marketing of its blind repair kit. The Company has developed and tested its unique machine and invested in specialty molds to make the raw material necessary for the machine to produce its products.

At April 30, 2015, the Company had negative working capital of $298,626 which consisted of current assets of $1,855 and current liabilities of $300,481. The current liabilities of the Company at April 30, 2015 are composed primarily short term debt of $97,440, convertible notes payable of $122,589, accounts payable and accrued expenses of $8,262 and accrued compensation related party of $72,190.

Cash flows used in operating activities during the year ending April 30, 2015 was $25,999 compared to cash flow used of $38,356 for the same period in 2014. This represents a positive change of $12,357. The primary factor to the change was accrued compensation plus a decrease in inventory.

Cash flows used in investing activities for the year ended April 30, 2015 and 2014 was zero.

Cash flows provided by financing was $16,850 for the year ended April 30, 2015 compared to $44,350 for the same period in 2014. The 2015 financing included the issuance of debt and the activity in 2014 included the issuance of debt and sale of common stock.

As of April 30, 2015, the Company had assets of $9,941 and liabilities of $300,481. Stockholders' deficit as of April 30, 2015 was $290,540 compared to a deficit of $230,852 as of April 30, 2014. Liabilities increased in 2015 due to the issuance of debt to pay for the development and ongoing operations of the Company. The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

Need for additional Financing

The Company's existing capital may not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Results of Operations

The Company engaged in limited operations and attempted to develop the equipment necessary to make the products. For the year ended April 30, 2015, the Company had revenue of $112 as compared to $7,000 in the same period in 2014. Cost of goods sold was zero as of April 30, 2015 compared to $3,220 in 2014. For the year ended April 30, 2015, the Company had operating expenses of $59,050 and a net loss of $59,688. For the year ended April 30, 2014, the Company had operating expenses of $81,809 with a net loss of $78,029.

The primary expenses for the Company includes consulting, legal and cost related to the development of the equipment necessary to manufacture their products. During the year ended April 30, 2015 the Company incurred professional legal, filing and accounting fees of $20,181, compensation for related parties of $30,000, and other normal business costs of $8,869 along with other expense of $750. During the same period ending in 2014 professional legal and accounting fees were $32,200, compensation for related parties $30,400, rent of $8,255 and other normal business costs of $10,954.

ITEM 8: FINANCIAL STATEMENTS

Financial statements are audited and included herein beginning on Exhibit 1, page F-1 and are incorporated herein by this reference.

ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with accountants on accounting and financial disclosure during the relevant period.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, The Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO has concluded that the Company's disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which the Company views as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

The Company has not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

These weaknesses are due to the company's lack of working capital to hire additional staff. To remedy the material weaknesses, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to the attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers of the Company

The following individuals currently serve as our executive officers and directors:

Name	Age	Positions

Brian Keasberry	53	President, Treasurer, Secretary and sole Director

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

Conflict of Interest

The Officer and Director of the Company will devote most of his time to the Company however; there will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

There is no procedure in place which would allow the Officer and Director to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

The Company's Officer and Director may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company's Officer and Director which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's Officer and Director, to acquire their shares, creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company's other shareholders, rather than their own personal pecuniary benefit.

Identification of Certain Significant Employees - The Company is dependent on its sole officer and director Brian Keasberry.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth the office and director compensation as of April 30, 2015:

		Fees			Non-Equity	Nonqualified
		Earned			Incentive	Deferred
		Paid in	Stock	Option	Plan	Compensation	All Other
Name	Years	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Brian Keasberry(1)	2015	30,000	--	--	--	--	--	30,000
	2014	30,150	--	--	--	--	--	30.150
	2013	13,100	--	--	--	--	--	13,100

(1) Mr. Keasberry is the sole officer and director of the Company and has accrued $72,190 of unpaid salary as of April 30, 2015

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

The Company has no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's directors or executive officers.

The Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any executive officer or director, where such plan or arrangement would result in any compensation or remuneration being paid resulting from the resignation, retirement or any other termination of such executive officer's employment or from a change-in-control of the Company or a change in such executive officer's responsibilities following a change-in-control and the amount, including all periodic payments or installments where the value of such compensation or remuneration exceeds $100,000 per executive officer.

During the last completed fiscal year, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no written employment agreements.

Termination of Employment and Change of Control Arrangement - Except as noted herein, the Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any individual named above from the latest or next preceding fiscal year, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Company, or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information table sets forth certain information regarding our common stock owned on April30, 2015 by (i) each person who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director and officer, and (iii) all officers and directors as a group:

		Number of Shares Owned	Percent of
Title of Class	Name and Address of Beneficial Owner (2)	Beneficially (3)	Class Owned

Common Stock:	Brian Keasberry, President, Treasurer, Corporate Secretary and Director (1)	1,275,000	29.6%

Common Stock:	Melissa Carroll	1,225,000	28.4%

All executive officers and directors as a group (one person)		1,275,000	29.6%

_________

(1) Unless otherwise indicated, the stockholder listed possesses sole voting and investment rights with respect to the shares shown, subject to applicable community property laws, and the mailing address for each beneficial owner is 3871 S. Valley View Blvd., Unit 70, Las Vegas, Nevada 89103.

(2) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting proxy which includes the proxy to vote, or to direct the voting of shares; and (ii) investment proxy, which includes the proxy to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the proxy to vote or the proxy to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of April 30, 2015, there are 4,308,320 shares of our common stock issued and outstanding. The Company also has outstanding convertible promissory notes in an aggregate principal amount of $ 75,089, which may convert at any time into an aggregate of 15,017,880 shares of common stock, at a conversion rate of $0.005 per share and 200,000 shares of common stock at $0.05 per share and 157,500 shares of common stock at a conversion rate of $0.20per shares for a total of 15,375,380 shares of common stock.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 1, 2013 the Company increased the officer's salary to $2,500 per month. As of April 30, 2015 and 2014, the Company has accrued $72,190 and $43,485, respectively, in unpaid fees to the officer.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm MaloneBailey, LLP, Certified Public Accountants and Consultants.

	2015	2014
Audit fees	$10,400	$10,900
Audit related fees	--	--
Tax fees	--	--
All other fees	--	--

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

The following financial statements and schedules are filed as part of this report:

Exhibits filed with this Report

Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report.

Exhibit
Number	Description

31.1*	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL Interactive Data Files

__________

* Exhibit filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on July 29, 2015

BRK, INC.

By:	/s/ Brian Keasberry
Brian Keasberry, Chief Executive Officer
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

BRK, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of BRK, Inc. (the "Company") as of April 30, 2015 and 2014 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of April 30, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and negative operating cash flows which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 29, 2015

BRK, INC.

BALANCE SHEETS

	April 30,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$1,047	$10,196
Inventory	808	808
Total Current Assets	1,855	11,004
Fixed assets
Production equipment, net of accumulated depreciation of $15,804 and $10,536 respectively	8,086	13,354
Total Assets	$9,941	$24,358

LIABILITIES

Current Liabilities
Accounts payable and accrued expense	$8,262	$8,546
Accrued compensation – related party	72,190	43,485
Convertible notes payable – related party	7,089	7,089
Convertible notes payable	115,500	78,000
Short term debt - related party	50,540	38,690
Short term debt	46,900	79,400
Total Current Liabilities	300,481	255,210

Total Liabilities	300,481	255,210

SHAREHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding as of April 30, 2015 and 2014	--	--
Common stock, $0.001 par value 100,000,000 shares authorized; 4,308,320 shares issued and outstanding, as of April 30, 2015 and 2014	4,308	4,308
Additional paid in capital	29,742	29,742
Accumulated deficit	(324,590)	(264,902)
Total Stockholders' Deficit	(290,540)	(230,852)

Total Liabilities and Stockholders' Deficit	$9,941	$24,358

The accompanying notes are an integral part of these financial statements.

BRK, INC.

STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2015	2014

Revenues
Sales	$112	$7,000
Cost of Goods	--	3,220
Gross Margin	112	3,780

Operating expenses
Depreciation	5,268	5,268
General and administrative expenses	53,782	76,541
Loss from operations	(58,938)	(78,029)

Other expense	750	--

Net loss	$(59,688)	$(78,029)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average number of shares outstanding: basic and diluted	4,308,320	4,308,320

The accompanying notes are an integral part of these financial statements.

BRK, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For The Years Ended April 30, 2015 and 2014

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at April 30, 2013	4,308,320	$4,308	$29,742	$(186,873)	$(152,823)

Net loss	--	--	--	(78,029)	(78,029)

Balance at April 30, 2014	4,308,320	4,308	29,742	(264,902)	(230,852)

Net loss	--	--	--	(59,688)	(59,688)

Balance at April 30, 2015	4,308,320	$4,308	$29,742	$(324,590)	$(290,540)

The accompanying notes are an integral part of these financial statements.

BRK, INC.

STATEMENTS OF CASH FLOWS

For Years Ended April 30, 2015 and 2014

	2015	2014

Cash flows from operating activities:
Net loss	$(59,688)	$(78,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,268	5,268
Changes in operating assets and liabilities:
Prepaid expense	--	700
Accounts payable and accrued expense	(284)	2,103
Inventory	--	3,222
Accrued compensation-related party	28,705	28,380
Net cash used in operating activities	(25,999)	(38,356)

Cash flows from financing activities:
Proceeds from borrowings on debt	5,000	24,480
Proceeds from borrowings on debt- related party	12,000	9,870
Principal payments on debt – related party	(150)	--
Proceeds from convertible debt	--	10,000
Net cash provided by financing activities	16,850	44,350

Net increase (decrease) in cash	(9,149)	5,994
Cash – beginning of year	10,196	4,202
Cash – end of year	$1,047	$10,196

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

Noncash financing and investing activities:
Payment of AP by third parties	$--	$3,700
Short term notes exchanged for convertible notes	$37,500	$--

The accompanying notes are an integral part of these financial statements.

BRK, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

BRK, Inc. ("BRK" or "the Company") was incorporated on May 22, 2008 as a Nevada corporation. The Company has developed a product for the repair of hanging vertical blinds. As part of this development the Company has completed the development and is building a machine to make the parts for blind repair that it is selling. The development and testing of the machine is near completion with production and marketing of the product to begin in the very near future.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Presentation

The Company has elected to adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

Cash and Cash Equivalents

BRK considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost of market using the first-in, first-out (FIFO) cost method of accounting.

Property and Equipment

Property and equipment is presented at cost less accumulated depreciation. Expenditures for renewals and improvements are capitalized and depreciated, while repairs and maintenance are charged to expense as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in current operations. There were no disposals for the years ended April 20, 2015 and 2014.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, BRK has an accumulated deficit of $324,590 as of April 30, 2015 and incurred a loss from operations of $59,688 for the year ended April 30, 2015. Unless profitability and increases in stockholders' equity continues, these conditions raise substantial doubt as to BRK's ability to continue as a going concern. The April 30, 2015 financial statements do not include any adjustments that might be necessary if BRK is unable to continue as a going concern.

BRK continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company's expenses are planned to decrease resulting in profitability and increased shareholders' equity.

NOTE 4 – MAJOR CUSTOMER

One different customer accounted for 100% of revenues during each year ended April 30, 2015 and 2014. In 2014 it was a single sale of blind repair units to an established third party creditor, 0985358 BC Ltd ("customer"). The customer has asked the company to hold the inventory at the company's location until the customer requests it.

NOTE 5 – INCOME TAXES

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes.

The Company did not have taxable income for the years ended April 30, 2015 or 2014.The Company's deferred tax assets consisted of the following as of April 30, 2015 and 2014:

	2015	2014
Total deferred tax asset	113,606	92,716
Valuation allowance	(113,606)	(92,716)
Net deferred tax asset	$-	$-

The Company had a net loss of $59,688 for the year ended April 30, 2015 and $78,029 for the same period in 2014. As of April 30, 2015, the Company's net operating loss carry forward was $324,590 that will begin to expire in the year 2033.

NOTE 6 – RELATED PARTY TRANSACTION

On February 1, 2013 the Company increased the officer's salary to $2,500 per month. As of April 30, 2015 and 2014, the Company has accrued $72,190 and $43,485, respectively, in unpaid fees to the officer.

NOTE 7 – FIXED ASSETS

The Company developed a machine to manufacture repair parts to repair hanging venetian blinds. In addition, the Company has purchased molds from an outside vendor for $3,700 to extrude the product necessary to manufacture their product. As the machine and mold are ready to be put into production, the assets have been classified as a fixed asset and will be depreciated over the estimated useful life of 5 years. The Company incurred depreciation of $5,268 in both years ended on April 30, 2015 and 2014.

The net fixed assets as of April 30:

	Equipment
	2015	2014
Equipment	23,890	23,890
Depreciation	(15,804)	(10,536)
Net	8,086	13,354

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On April 29, 2014 the Company issued $10,000 in a convertible note to one individual. The note is payable on demand and bears no interest and is convertible by the holder at $0.05 per share.

As of April 30, 2015 and 2014 the Company owes $68,000 and $68,000, respectively, to multiple convertible promissory note holders. These notes bear interest at 0%, are due on demand and are unsecured. The notes are convertible at $0.005 into the Company's common stock.

On February 2, 2015 two demand notes totaling $37,500 were converted from demand notes to one year convertible notes. The notes are convertible until February 1, 2016. As the convertible notes were issued in exchange for the demand notes without further consideration, the issuance may be consider a dilutive issuance and require an adjustment to the conversion price at time of conversion and issuance of common stock for the convertible notes. The two convertible notes bear interest of 8% per annum and convertible to common stock at $0.20 per share.

As of April 30, 2015 and 2014 the Company owed $115,500 and $78,000, respectively, in non-related party convertible promissory notes.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 "Derivatives and Hedging" and ASC 470-20 "Convertible Securities with Beneficial Conversion Features" and noted none.

NOTE 9 – CONVERTIBLE NOTES PAYABLE RELATED PARTY

As of April 30, 2015 and 2014, the Company owes $7,089 in convertible related party notes. The notes bear interest at 0%, are due on demand and are unsecured. The notes are convertible at $0.005 into the Company's common stock.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 "Derivatives and Hedging" and ASC 470-20 "Convertible Securities with Beneficial Conversion Features" and noted none.

NOTE 10 – NOTES PAYABLE

During the year ended April 30, 2014, the Company borrowed $28,200 from non-related parties. Of this amount, $3,700 was for expenses paid on behalf of the Company. The notes are due on demand and bear no interest. As of April 30, 2014 total notes payable non-related parties due was $79,400.

During the year ended April 30, 2015, the Company borrowed $5,000 from non-related parties. The notes are due on demand and bear no interest.

On February 2, 2015 two demand notes totaling $37,500 were converted from demand notes to one year convertible notes.

As of April 30, 2015, total notes payable non-related parties due was $46,900.

NOTE 11 – NOTES PAYABLE RELATED PARTY

During the year ended April 30, 2014 the Company received $9,870 from one related party.

During the year ended April 30, 2015 the Company received $12,000 from two related parties and repaid $150 to one related party. As of April 30, 2015 and 2014, $50,540 and $38,690, respectively, was due to the related party.

These notes are unsecured, non-interest bearing, and due on demand.

NOTE 12 – SUBSEQUENT EVENTS

On June 15, 2015 the Company issued a note for $18,000 in cash. The note is on demand and bears interest at 12% per annum.

F-10