Form 10-K/A
period 2015-04-30
BRK, Inc.
filed 2015-07-29
CIK 1532926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

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
(Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Form 10-K for the period ended April 30, 2015 to correct the checkbox on the cover page to reflect "No" regarding our shell company status. Our original Form 10-K was filed with the box incorrectly checked "Yes". Except as described above, the remainder of the Form 10-K is unchanged.

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

The following financial statements and schedules are filed as part of this report:

Exhibits filed with this Report

Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report.

Exhibit
Number	Description

31.1 *	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 **	XBRL Interactive Data Files

__________

* Exhibit filed herewith

** Previously filed

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