Form 10-Q
period 2015-07-31
BRK, Inc.
filed 2015-09-11
CIK 1532926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from ____ to ____

Commission File No.: 000-54956

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

As of September 11, 2015 the registrant had 4,308,320 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three months periods ended July 31, 2015 and 2014 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month periods ended July 31, 2015, are not necessarily indicative of results to be expected for any subsequent period. Our year end is April 30.

BRK, INC.

BALANCE SHEETS

(Unaudited)

	July 31,	April 30,
	2015	2015
ASSETS

Current assets
Cash and cash equivalents	$7,571	$1,047
Inventory	808	808
Total current assets	8,379	1,855

Fixed assets
Production equipment, net of accumulated depreciation of $17,121 and $15,804, respectively	6,769	8,086

Total assets	$15,148	$9,941

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expense	$10,432	$8,262
Accrued compensation - related party	79,250	72,190
Convertible notes payable - related party	7,089	7,089
Convertible notes payable	115,500	115,500
Short term debt - related party	68,540	50,540
Short term debt	46,900	46,900
Total current liabilities	327,711	300,481

Stockholders’ deficit
Preferred shares, par value $0.001, 1,000,000 shares authorized;
none issued and outstanding as of July 31, 2015 and April 30, 2015	-	-
Common stock, par value $0.001, 100,000,000 shares authorized,
4,308,320 issued and outstanding as of July 31, 2015 and April
30, 2015	4,308	4,308
Additional paid-in capital	29,742	29,742
Accumulated deficit	(346,613)	(324,590)
Total stockholders’ deficit	(312,563)	(290,540)

Total liabilities and stockholders’ deficit	$15,148	$9,941

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,
	2015	2014
Revenue	$-	$161

Operating expenses:
Selling, general and administrative expenses	19,686	16,447
Depreciation	1,317	1,317

Loss from operations	(21,003)	(17,603)

Other expense
Interest expense	(1,020)	-
Other expense	(1,020)	-

Net loss	$(22,023)	$(17,603)

Net loss per common share basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding: basic and
diluted	4,308,320	4,308,320

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended July 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(22,023)	$(17,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,317	1,317
Changes in operating assets and liabilities:
Accounts payable and accrued expense	2,170	1,270
Accrued compensation - related party	7,060	7,215

Net cash used in operating activities	(11,476)	(7,801)

Cash Flows From Financing Activities:
Proceeds from notes payable - related party	18,000	-
Principal payments on debt - related party	-	(150)

Net cash provided by (used in) financing activities	18,000	(150)

Net change in cash	6,524	(7,951)
Cash at beginning of period	1,047	10,196
Cash at end of period	$7,571	$2,245

SUPPLEMENT DISCLOSURE
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Transactions
Payment of accounts payable by third party	$-	$3,700

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2015. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2015 Annual Report filed with the SEC on July 29, 2015.

In the year ending April 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, BRK has an accumulated deficit of $346,613 and negative working capital of $319,332 as of July 31, 2015. Unless profitability and increases in stockholders’ equity continues, these conditions raise substantial doubt as to BRK’s ability to continue as a going concern. The July 31, 2015 financial statements do not include any adjustments that might be necessary if BRK is unable to continue as a going concern.

BRK continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease resulting in profitability and increased shareholders’ equity.

NOTE 3 – RELATED PARTY

During the three months ended July 31, 2015, the Company recorded $7,060 in compensation payable to the President. As of July 31, 2015, $79,250 was due to the President.

As of July 31, 2015, the balance of notes payable due to related party was $68,540 and convertible notes payable was $7,089. $18,000 was borrowed under a note payable to related party during the three months ended July 31, 2015 which is unsecured, due on demand and bears interest at 12% per annum.

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

As of the date of this filing we have minimal operations and have recorded minimal revenues for the past two years. Our focus for the next twelve months will be to obtain additional funding to develop and expand our operations and new projects.Our success will depend on our ability to obtain funding through equity and/or debt transactions. However, with the downturn of the United States and world economies, we will encounter substantial competition for the limited financing that will be available in the market place. If we are unable to obtain financing, then we will likely delay further business development and marketing of our product.

In summary, management continues to position the company in a way to best benefit from worldwide economic conditions, trends, events, and demand for new technologies.

Liquidity and Capital Resources

As of July 31, 2015, we had an accumulated deficit of $346,613. We recorded a net loss of $22,023 for the three months ending July 31, 2015. The net loss was $17,603 for the same period during 2014. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital was negative $319,332 as of July 31, 2015 compared to negative $298,626 as of April 30, 2015. Cash used in operations totaled $11,476 during the three months ending July 31, 2015 compared to $7,801 during the same period in 2014. Funds provided from financing activities was $18,000 in 2015 compared with funds used in financing activity due to repayment on notes payable of $150 in 2014.

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

Results of Operations

The Company recorded revenue of $161 during the three months periods ended July 31, 2014 and none for the same periods in 2015.

General and administrative expenses for the three months ended July 31, 2015 totaled $19,686 compared to $16,447 for the same periods in 2014. The increase for three months periods in 2015 over 2014 was due to higher accounting, legal and consulting payments.

Depreciation was $1,317 and $1,317 for the three months periods ended July 31, 2015 and July 31, 2014. The depreciation was related to fixed assets consisting of a machine and molds.

The Company incurred a net loss of $22,203 in the three months period ended July 31, 2015 compared to $17,603 in the same periods in 2014. The higher net loss was due to higher general and administrative cost in the three month period ended July 31, 2015 compared to the same period in 2014.

Off-Balance Sheet Arrangements

None

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our CEO/CFO does not possess accounting expertise and our company does not have an audit committee. This weakness is due to the company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS

There have been no material changes to BRK, Inc.’s risk factors as previously disclosed in our most recent 10-K filing for the year ending April 30, 2015.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS

No.	Description

31	Chief Executive Officer Certification

32	Section 1350 Certification

101	XBRL Interactive Data Files

12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRK, INC.

Date: September 11, 2015	By:	/s/ Brian Keasberry
Brian Keasberry
President
Chief Executive Officer Principal Financial and Accounting Officer

13