Form 10-Q
period 2015-10-31
BRK, Inc.
filed 2015-11-25
CIK 1532926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from __________ to __________

Commission File No.:  _________________

BRK, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2840468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3871 S. Valley View Blvd, Unit 70 Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

(800) 253-1013

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of November 25, 2015 the registrant had 4,308,320 shares of common stock outstanding.

Reference in this report to "BRK" "we," "us," and "our" refer to BRK, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six months ended October 31, 2015 and 2014 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and six month periods ended October 31, 2015, are not necessarily indicative of results to be expected for any subsequent period. Our year end is April 30.

BRK, INC.

BALANCE SHEETS

(Unaudited)

	October 31,	April 30,
	2015	2015
ASSETS

Current assets
Cash and cash equivalents	$1,125	$1,047
Inventory	808	808
Total current assets	1,933	1,855

Fixed assets
Production equipment, net of accumulated depreciation of $14,126 and $15,804, respectively	6,064	8,086

Total assets	$7,997	$9,941

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expense	$12,252	$8,262
Accrued compensation - related party	86,150	72,190
Convertible notes payable - related party	7,089	7,089
Convertible notes payable	115,500	115,500
Short term debt - related party	68,540	50,540
Short term debt	46,900	46,900
Total current liabilities	336,431	300,481

Stockholders' deficit
Preferred shares, par value $0.001, 1,000,000 shares authorized; none issued and outstanding as of October 31, 2015 and April 30, 2015	-	-
Common stock, par value $0.001, 100,000,000 shares authorized, 4,308,320 issued and outstanding as of October 31, 2015 and April 30,2015	4,308	4,308
Additional paid-in capital	29,742	29,742
Accumulated deficit	(362,484)	(324,590)
Total stockholders' deficit	(328,434)	(290,540)

Total liabilities and stockholders' deficit	$7,997	$9,941

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Revenue	$-	$-	$-	$161

Operating expenses:
Selling, general and administrative expenses	14,146	11,625	33,832	28,072
Depreciation	705	1,317	2,022	2,634

Loss from operations	(14,851)	(12,942)	(35,854)	(30,545)

Other expense
Interest expense	(1,020)	-	(2,040)	-
Other expense	(1,020)	-	(2,040)	-

Net loss	$(15,871)	$(12,942)	$(37,894)	$(30,545)

Net loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding: basic and diluted	4,308,320	4,308,320	4,308,320	4,308,320

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended October 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(37,894)	$(30,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,022	2,634
Changes in operating assets and liabilities:
Accounts payable and accrued expense	3,990	(867)
Accrued compensation - related party	13,960	14,305

Net cash used in operating activities	(17,922)	(14,473)

Cash Flows From Financing Activities:
Proceeds from notes payable	-	5,000
Proceeds from notes payable - related party	18,000	3,000
Principal payments on debt - related party	-	(150)

Net cash provided by (used in) financing activities	18,000	7,850

Net change in cash	78	(6,623)
Cash at beginning of period	1,047	10,196
Cash at end of period	$1,125	$3,573

SUPPLEMENT DISCLOSURE
Interest paid	$--	$-
Income taxes paid	$--	$-

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

BRK, Inc. ("BRK" or the "Company") was incorporated on May 22, 2008 as a Nevada corporation. The Company has developed a product for the repair of hanging venetian blinds. As part of this development the Company has completed the development and is building a machine to make the parts for blind repair that it is selling. The development and testing of the machine is near completion with production and marketing of the product to begin in the very near future.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2015. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2015 Annual Report filed with the SEC on July 29, 2015.

In the year ending April 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, BRK has an accumulated deficit of $362,484 and negative working capital of $334,498 as of October 31, 2015. Unless profitability and increases in stockholders' equity continues, these conditions raise substantial doubt as to BRK's ability to continue as a going concern. The October 31, 2015 financial statements do not include any adjustments that might be necessary if BRK is unable to continue as a going concern.

BRK continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company's expenses are planned to decrease resulting in profitability and increased shareholders' equity.

NOTE 3 – RELATED PARTY

During the six months ended October 31, 2015, the Company recorded $15,000 in compensation payable to the President. As of October 31, 2015, $86,150 was due to the President.

As of October 31, 2015, the balance of notes payable due to related party was $68,540 and convertible notes payable was $7,089. $18,000 was borrowed under a note payable to related party during the six months ended October 31, 2015 which is unsecured, due on demand and bears interest at 12% per annum.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

BRK Inc. ("BRK" or the "Company") was incorporated on May 22, 2008 as a Nevada corporation. The Company has developed a product for the repair of hanging venetian blinds. As part of this development the Company has completed the development and is building a machine to make the parts for blind repair that it is selling. The development and testing of the machine is near completion with production and marketing of the product to begin in the very near future.

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

Liquidity and Capital Resources

As of October 31, 2015, we had an accumulated deficit of $362,484. We recorded a net loss of $15,871 and $37,894 for the three and six months ending October 31, 2015. The net loss was $12,942 and $30,545 for the same periods during 2014. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital was negative $334,498 as of October 31, 2015 compared to negative $298,626 as of April 30, 2015. Cash used in operations totaled $17,922 during the six months ending October 31, 2015 compared to $14,473 during the same period in 2014. Funds provided from financing activities was $18,000 in 2015 compared with funds provided from financing activity of $7,850 in 2014.

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

Results of Operations

The Company recorded zero revenue during the three and six months periods ended October 31, 2015 compared to zero and $161 for the three and six months period ended October31, 2014.

General and administrative expenses for the three and six months ended October 31, 2015 totaled $14,146 and $33,832 compared to $11,625 and $28,072 for the same periods in 2014. The increase for three and six months periods in 2015 over 2014 was due to higher accounting, legal and consulting payments.

Depreciation was $705 and $2,022 for the three and six months periods ended October 31, 2015 compared to $1,317 and $2,634 for the same periods ended October 31, 2014. The depreciation was related to fixed assets consisting of a machine and molds.

The Company incurred a net loss of $15,871 and $37,894 in the three and six months period ended October 31, 2015 compared to $12,942 and $30,545 in the same periods in 2014. The higher net loss was due to higher general and administrative cost in the three and six months period ended October 31, 2015 compared to the same periods in 2014.

Off-Balance Sheet Arrangements

None

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our CEO/CFO does not possess accounting expertise and our company does not have an audit committee. This weakness is due to the company's lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS

There have been no material changes to BRK, Inc.'s risk factors as previously disclosed in our most recent 10-K filing for the year ending April 30, 2015.

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

BRK, INC.

Date: November 25, 2015	By:	/s/ Brian Keasberry
Brian Keasberry
President
Chief Executive Officer
Principal Financial and Accounting Officer

