Form 10-Q/A
period 2015-10-31
BRK, Inc.
filed 2015-12-08
CIK 1532926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

(702) 572-8050

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

As of  December 8, 2015 the registrant had 4,308,320 shares of common stock outstanding.

EXPLANATORY NOTE

BRK, Inc. (the "Company") is filing this Amendment No. 1 (the "Amended Report") to its Quarterly Report that was originally filed with the United States Securities and Exchange Commission (the "Commission") on November 25, 2015 (the "Original Quarterly Report") for the purposes of adding to the legal disclosure under Part II, Item 1 Legal Proceedings. Other than discussed above, no other changes have been made to the Original Quarter Report. This Amendment Report speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

In November 2015, the Company threatened litigation against Melissa Carroll, a shareholder of the Company, regarding breach of contract related to purported services to the Company and title to 1,225,000 shares of common stock of the Company registered in her name.  The Company has not filed legal proceedings against Ms. Carroll regarding title to the shares.

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

BRK, INC.

Date: December 8, 2015	By:	/s/ Brian Keasberry
Brian Keasberry
President
Chief Executive Officer
Principal Financial and Accounting Officer

