Form 10-K/A
period 2014-04-30
BRK, Inc.
filed 2016-01-20
CIK 1532926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment - 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 333-177823

BRK, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2840468
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☐ No ☒

The number of shares outstanding of the Company's $.001 Par Value Common Stock as of July 23, 2014 was 4,308,320. The aggregate number of shares of the voting stock held by non-affiliates on July 23, 2014 was 1,808,320. There is no market for the shares. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant has been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

We are filing this Amendment No. 1 to our Form 10-K for the period ended April 30, 2014 to correct the checkbox on the cover page to reflect "No" regarding our shell company status.  Our original Form 10-K was filed with the box incorrectly checked "Yes". Except as described above, the remainder of the Form 10-K is unchanged.

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

None

ITEM 4: MINE SAFETY DISCLOSURES

None

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock currently does not trade

As of April 30, 2014, the Company estimates there are approximately 48 "holders of record" of its common stock. The Company has authorized 100,000,000 shares of common stock, par value $0.001 and 1,000,000 shares of preferred stock, par value $0.001 none of which are issued and outstanding.

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

To date the Company has generated no revenues, and has relied on equity and debt financing.

Liquidity and Capital Resources

Since inception, the Company's most significant change in liquidity or capital resources or stockholders' equity has been receipts of proceeds from offerings of its capital stock and debt. The Company's balance sheet as of April 30, 2014 reflects the issuance of convertible debt of $85,089 and other debt issued of $118,090 which is not convertible. The convertible debt outstanding of $75,089 is convertible into 15,017,800 shares at $0.005 per share and $10,000 into 200,000 shares at $0.05 per share. The debt is payable on demand and does not bear interest.

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

As of April 30, 2014, the Company had assets of $24,358 and liabilities of $255,210. Stockholders' deficit as of April 30, 2014 was $230,852 compared to a deficit of $152,823 as of April 30, 2013. Liabilities increased in 2014 due to the issuance of debt to pay for the development and ongoing operations of the Company. The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

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

_____________

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

(2)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting proxy which includes the proxy to vote, or to direct the voting of shares; and (ii) investment proxy, which includes the proxy to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the proxy to vote or the proxy to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting proxy with respect to the number of shares of common stock actually outstanding on January 17, 2012. As of April 30, 2014, there are 4,308,320 shares of our common stock issued and outstanding. The Company also has outstanding convertible promissory notes in an aggregate principal amount of $ 85,089, which may convert at any time into an aggregate of 15,017,880 shares of common stock, at a conversion rate of $0.005 per share and 200,000 shares of common stock at $0.05 per share for a total of 15,217,880 shares of common stock.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on January 19, 2016

BRK, INC.

By:	/s/ Brian Keasberry
Name:	Brian Keasberry
Title:	Chief Executive Officer Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

BRK, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of BRK, Inc. (the "Company") as of April 30, 2014 and April 30, 2013 and the related statements of operations, cash flows and changes in stockholders' equity (deficit) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 23, 2014

F-1

BRK, INC.

BALANCE SHEETS

	April 30,
	2014	2013
Current assets:
Cash and cash equivalents	$10,196	$4,202
Prepaid expense	--	700
Inventory	808	4,030
Total current assets	11.004	8,932
Fixed assets
Production equipment, net of accumulated depreciation of $10,536 and $5,268, respectively	13,354	18,622
Total assets	24,358	27,554

LIABILITY AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	8,546	10,143
Accrued compensation – related party	43,485	15,105
Convertible notes payable – related party	7,089	7,089
Convertible notes payable	78,000	68,000
Short term debt - related party	38,690	28,820
Short term debt	79,400	51,220
Total current liabilities	255,210	180,377

Total liabilities	255,210	180,377

Stockholders' equity (deficit):
Preferred stock, 0.001 par value, 1,000,000 authorized, none issued and outstanding	--	--
Common stock, 0.001 par value 100,000,000 authorized; 4,308,320 and 4,308,320 issued and outstanding	4,308	4,308
Additional paid in capital	29,742	29,742
Accumulated deficit	(264,902)	(186,873)
Total stockholders' deficit	(230,852)	(152,823)

Total liabilities and stockholders' equity (deficit)	$24.358	$27,554

The accompanying notes are an integral part of these audited financial statements.

F-2

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

F-3

BRK, INC

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at April 30, 2012	4,165,920	4,166	12,084	(106,757)	(90,507)

Common stock issued for cash	142,400	142	17,658	--	17,800

Net loss	--	--	--	(80,116)	(80,116)

Balance at April 30, 2013	4,308,320	$4,308	$29,742	$(186,873)	$(152,823)

Net loss				(78,029)	(78,029)

Balance at April 30, 2014	4,308,320	$4,308	$29,742	$(264,902)	$(230,852)

The accompanying notes are an integral part of these audited financial statements.

F-4

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

F-5

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

F-6

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

F-7

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

NOTE 5 – INCOME TAXES

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes.

The Company did not have taxable income for the years ended April 30, 2014 or 2013. The Company's deferred tax assets consisted of the following as of April 30, 2014 and 2013:

	2014	2013
Total deferred tax asset	92,716	65,406
Valuation allowance	(92,716)	(65,406)
Net deferred tax asset	$-	$-

The Company had a net loss of $78,029 for the year ending April 30, 2014 and $80,116 for the same period ending in 2013 As of April 30, 2014, the Company's net operating loss carry forward was $264,902 that will begin to expire in the year 2032.

NOTE 6 – RELATED PARTY TRANSACTION

On February 1, 2013 the Company increased the officer's salary to $2,500 per month. As of April 30, 2014 the Company has accrued $43,485 in unpaid fees to the officer.

F-8

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

F-9

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

F-10