Form 10-Q
period 2016-01-31
BRK, Inc.
filed 2016-03-08
CIK 1532926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from _________ to _________

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

As of March 8, 2016 the registrant had 43,083,200 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine months ended January 31, 2016 and 2015 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine month periods ended January 31, 2016, are not necessarily indicative of results to be expected for any subsequent period. Our year end is April 30.

BRK, INC.

BALANCE SHEETS

(Unaudited)

	January 31,	April 30,
	2016	2015
ASSETS

Current assets
Cash and cash equivalents	$1,460	$1,047
Inventory	808	808
Total current assets	2,268	1,855
Fixed assets
Production equipment, net of accumulated depreciation of $18,835 and $15,804, respectively	5,055	8,086

Total assets	$7,323	$9,941

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expense	$10,627	$8,262
Accrued compensation - related party	92,850	72,190
Convertible notes payable - related party	7,089	7,089
Convertible notes payable	115,500	115,500
Short term debt - related party	77,540	50,540
Short term debt	46,900	46,900
Total current liabilities	350,506	300,481

Stockholders' deficit
Preferred shares, par value $0.001, 1,000,000 shares authorized; none issued and outstanding as of January 31, 2016 and April 30, 2015	-	-
Common stock, par value $0.001, 100,000,000 shares authorized; 43,083,200 issued and outstanding as of January 31, 2016 and April 30, 2015	43,083	43,083
Additional paid-in capital	(9,033)	(9,033)
Accumulated deficit	(377,233)	(324,590)
Total stockholders' deficit	(343,183)	(290,540)
Total liabilities and stockholders' deficit	$7,323	$9,941

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$161

Operating expenses:
Selling, general and administrative expenses	12,720	13,867	46,552	41,939
Depreciation	1,009	1,317	3,031	3,951

Loss from operations	(13,729)	(15,184)	(49,583)	(45,729)

Other expense
Interest expense	(1,020)	-	(3,060)	-
Other expense	(1,020)	-	(3,060)	-

Net loss	$(14,749)	$(15,184)	$(52,643)	$(45,729)

Net loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: basic and diluted	43,083,200	43,083,200	43,083,200	43,083,200

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended January 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(52,643)	$(45,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,031	3,951
Changes in operating assets and liabilities:
Accounts payable and accrued expense	2,365	(734)
Accrued compensation - related party	20,660	21,355

Net cash used in operating activities	(26,587)	(21,157)

Cash Flows From Financing Activities:
Proceeds from notes payable	-	5,000
Proceeds from notes payable - related party	27,000	10,000
Principal payments on debt - related party	-	(150)

Net cash provided by financing activities	27,000	14,850

Net change in cash	413	(6,307)
Cash at beginning of period	1,047	10,196
Cash at end of period	$1,460	$3,889

SUPPLEMENT DISCLOSURE
Interest paid	$-	$-
Income taxes paid	$-	$-

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2016. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2015 Annual Report filed with the SEC on July 29, 2015.

FORWARD STOCK SPLIT

On December 21, 2015, the Company filed, with the Secretary of State of the State of Nevada, a Certificate of Change, effecting a ten-for-one (10:1) forward split of the Company's issued and outstanding shares of common. The forward split took effect on the over-the-counter markets on January 12, 2016. The number of shares, issued and outstanding and the weighted average for both 2015 and 2014, have been adjusted to reflect the forward stock split.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, BRK has an accumulated deficit of $377,233 and negative working capital of $348,238 as of January 31, 2016. Unless profitability and increases in stockholders' equity continues, these conditions raise substantial doubt as to BRK's ability to continue as a going concern. The January 31, 2016 financial statements do not include any adjustments that might be necessary if BRK is unable to continue as a going concern.

BRK continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company's expenses are planned to decrease resulting in profitability and increased shareholders' equity.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2016, the Company recorded $22,500 in compensation payable to the President. As of January 31, 2016, $92,850 was due to the President.

As of January 31, 2016, the balance of notes payable due to related party was $77,540 and convertible notes payable was $7,089. $27,000 was borrowed under notes payable to related party during the nine months ended January 31, 2016. $18,000 is unsecured, due on demand and bears interest at 12% per annum and $9,000 is unsecured and due on demand with no interest rate.

NOTE 4 – SUBSEQUENT EVENTS

On February 21, 2016 the Company signed a worldwide license agreement to manufacture and distribute the O2Trainer. The product is used by individuals in physical training. The Company will pay a 10% royalty on all sales through February 21, 2026.

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

Liquidity and Capital Resources

As of January 31, 2016, we had an accumulated deficit of $377,233. We recorded a net loss of $14,749 and $52,643 for the three and nine months ending January 31, 2016. The net loss was $15,184 and $45,729 for the same periods during 2015. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital was negative $348,238 as of January 31, 2016 compared to negative $298,626 as of April 30, 2016. Cash used in operations totaled $26,587 during the nine months ending January 31, 2016 compared to $21,157 during the same period in 2015. Funds provided from financing activities was $27,000 in 2016 compared with funds provided from financing activity of $14,850 in 2015.

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

Results of Operations

The Company recorded zero revenue during the three and nine months periods ended January 31, 2016 compared to zero and $161 for the three and nine months period ended January 31, 2015.

General and administrative expenses for the three and nine months ended January 31, 2016 totaled $12,720 and $46,552 compared to $13,867 and $41,939 for the same periods in 2015. The decrease for three months and increase for the nine months periods in 2016 over 2015 was due to variance in accounting, legal and consulting payments.

Depreciation was $1,009 and $3,031 for the three and nine months periods ended January31, 2016 compared to $1,317 and $3,951 for the same periods ended January31, 2015. The depreciation was related to fixed assets consisting of a machine and molds with the mold fully depreciated in 2016.

The Company incurred a net loss of $14,749 and $52,643 in the three and nine months period ended January31, 2016 compared to $15,184 and $45,729 in the same periods in 2015. The variance in net loss was due to varying general and administrative cost in the three and nine months period ended January31, 2016 compared to the same periods in 2015.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

In November 2015, the Company threatened litigation against Melissa Carroll, a shareholder of the Company, regarding breach of contract related to purported services to the Company and title to 12,250,000 shares of common stock of the Company registered in her name. The Company has not filed legal proceedings against Ms. Carroll regarding title to the shares.

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

BRK, INC.

Date: March 8, 2016	By :	/s/ Brian Keasberry
Brian Keasberry
President
Chief Executive Officer
Principal Financial and Accounting Officer

