Form 10-K
period 2016-04-30
BRK, Inc.
filed 2016-07-29
CIK 1532926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☐ No ☒

The number of shares outstanding of the Company's $.001 Par Value Common Stock as of July 29, 2016 was 48,083,200. The aggregate number of shares of the voting stock held by non-affiliates on October 31, 2015 was 18,083,200 with a value of $13,562,400. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant has been deemed affiliates.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
April 30, 2016	0.50	0.19
January 31, 2016	3.80	0.19
October 31, 2015	3.90	1.45
July 31, 2015	11.25	2.15
April 30, 2015	7.50	7.50
January 31, 2015	7.50	7.50
October 31, 2014	7.50	0.06
July 31, 2014	0.06	0.06

_______________

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of July 29, 2016, there were approximately 52 holders of record of our common stock. As of such date, 48,083,200 common shares were issued and outstanding.

Our transfer agent is Globex Transfer, Inc. Their mailing address is 780 Deltona Blvd, Suite 202, Deltona, FL 32725 and their telephone number is (813) 344-4490.

Equity Compensation Plans

None

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2016.

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

Overview

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal year ended April 30, 2016 should be read in conjunction with the financial statements of the Company and related notes included therein.

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

To date the Company has generated minimal revenues, and has relied on equity and debt financing

Liquidity and Capital Resources

Since inception, the Company's most significant change in liquidity or capital resources or stockholders' equity has been receipts of proceeds from offerings of its capital stock and debt. The Company's balance sheet as of April 30, 2016 reflects the issuance of convertible debt of $122,589 and other debt issued of $131,440 which is not convertible. The convertible debt outstanding of $75,089 is convertible into 15,017,800 shares at $0.005 per share and $10,000 into 200,000 shares at $0.05 per share. The debt is payable on demand and does not bear interest. The Convertible debt outstanding of $37,500 is convertible into 187,500 shares at $0.20 per share and bears interest of 8% per annum.

The Company anticipates expanding its business in 2016 through the production and marketing of its blind repair kit. The Company has developed and tested its unique machine and invested in specialty molds to make the raw material necessary for the machine to produce its products.

At April 30, 2016, the Company had negative working capital of $366,823 which consisted of current assets of $5,420 and current liabilities of $372,243. The current liabilities of the Company at April 30, 2016 are composed primarily short term debt of $131,440, convertible notes payable of $122,589, accounts payable and accrued expenses of $18,264 and accrued compensation related party of $99,950.

Cash flows used in operating activities during the year ending April 30, 2016 was $30,435 compared to cash flow used of $25,999 for the same period in 2015. This represents a negative change of $4,436. The primary factor to the difference in cash flow used in 2016 over 2015 was the increased loss in 2016 verses 2015.

Cash flows used in investing activities for the year ended April 30, 2016 and 2015 was zero.

Cash flows provided by financing was $34,000 for the year ended April 30, 2016 compared to $16,850 for the same period in 2015. The 2016 and 2015 financing both included the issuance of debt.

As of April 30, 2016, the Company had assets of $10,475 and liabilities of $372,243 as compared to assets of $9,941 and liabilities of $300,481 as of April 30, 2015. Stockholders' deficit as of April 30, 2016 was $361,768 compared to a deficit of $290,540 as of April 30, 2015. Liabilities increased in 2016 due to the issuance of debt to pay for the ongoing operations of the Company. The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

As shown in the accompanying financial statements, BRK has a working capital deficit of $366,823 as of April 30, 2016 and incurred a loss from operations of $71,228 for the year ended April 30, 2016. Unless profitability and increases in stockholders' equity continues, these conditions raise substantial doubt as to BRK's ability to continue as a going concern. The April 30, 2016 financial statements do not include any adjustments that might be necessary if BRK is unable to continue as a going concern.

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

Results of Operations

The Company has engaged in limited operations and attempted to market the products. For the year ended April 30, 2016, the Company had no revenue as compared to $112 in the same period in 2015. Cost of goods sold was zero during the year ended April 30, 2016 and in 2015. For the year ended April 30, 2016, the Company had operating expenses of $67,148 and a net loss of $71,228. For the year ended April 30, 2015, the Company had operating expenses of $59,050 with a net loss of $59,688.

The primary expenses for the Company include consulting, legal and other operating costs. During the year ended April 30, 2016 the Company incurred professional legal, filing and accounting fees of $27,855, compensation for related parties of $30,000, and other normal business costs of $9,293 along with interest expense of $4,080. During the same period ended in 2015 professional legal and accounting fees were $20,181, compensation for related parties $30,000, and other normal business costs of $8,869 along with interest expense of $750.

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

Changes in Internal Controls over Financial Reporting

The Company has not made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

-	Lack of an independent audit committee to review the financials and procedures of the Company

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

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers of the Company

The following individuals currently serve as our executive officers and directors:

Name	Age	Positions

Brian Keasberry	54	President, Treasurer, Secretary and sole Director

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

Identification of Certain Significant Employees - The Company is dependent on its sole officer and director Brian Keasberry.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth the office and director compensation as of April 30, 2016:

		Fees			Non-Equity	Nonqualified
		Earned			Incentive	Deferred
		Paid in	Stock	Option	Plan	Compensation	All Other
Name	Years	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)

Brian Keasberry(1)	2016	30,000	--	--	--	--	--	30,000
	2015	30,000	--	--	--	--	--	30.000
	2014	30,150	--	--	--	--	--	30,150

_______________

(1)	Mr. Keasberry is the sole officer and director of the Company and has accrued $99,950 of unpaid salary as of April 30, 2016

Certain Relationships and Related Transactions

On May 22, 2008, the Company issued to Brian Keasberry, our President, Treasurer, Corporate Secretary and Sole Director, 12,750,000 shares of common stock in consideration for being a co-founder the Company. On April 20, 2016 a former officer and original shareholder sold 12,250,000 to Blue Diamond Equites, Inc., a significant debt holder of BRK, Inc., in a private transaction.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information table sets forth certain information regarding our common stock owned on April 30, 2016 by (i) each person who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director and officer, and (iii) all officers and directors as a group:

		Number of Shares Owned	Percent of
Title of Class	Name and Address of Beneficial Owner (2)	Beneficially (3)	Class Owned

Common Stock:	Brian Keasberry, President, Treasurer, Corporate Secretary and Director (1)	12,750,000	29.6%
Common Stock	Blue Diamond, Inc.-10% holder	12,250,000	28.4%
All executive officers and directors as a group (one person)		12,750,000	29.6%

_______________

(1)

Unless otherwise indicated, the stockholder listed possesses sole voting and investment rights with respect to the shares shown, subject to applicable community property laws, and the mailing address for each beneficial owner is 3871 S. Valley View Blvd., Unit 70, Las Vegas, Nevada 89103.

(2)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting proxy which includes the proxy to vote, or to direct the voting of shares; and (ii) investment proxy, which includes the proxy to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the proxy to vote or the proxy to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of April 30, 2016, there are 43,083,200 shares of our common stock issued and outstanding. The Company also has outstanding convertible promissory notes in an aggregate principal amount of $ 75,089, which may convert at any time into an aggregate of 15,017,880 shares of common stock, at a conversion rate of $0.005 per share and 200,000 shares of common stock at $0.05 per share and 157,500 shares of common stock at a conversion rate of $0.20 per shares for a total of 15,375,380 shares of common stock.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 1, 2013 the Company increased the officer's salary to $2,500 per month. As of April 30, 2016 and 2015, the Company has accrued $99,950 and $72,190, respectively, in unpaid fees to the officer.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm MaloneBailey, LLP, Certified Public Accountants and Consultants.

	2016	2015
Audit fees	$10,400	$10,400
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

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

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Exhibits filed with this Report

Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report.

Exhibit Number	Description

31.1*	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Interactive Data Files

_______________

*	Exhibit filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Las Vegas, State of Nevada, on July 29, 2016

BRK, INC.

By:	/s/ Brian Keasberry
Brian Keasberry
Chief Executive Officer Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

BRK, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of BRK, Inc. (the "Company") as of April 30, 2016 and 2015 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of April 30, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficit and has suffered recurring losses from operations and negative operating cash flows which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 29, 2016

F-1

BRK, INC.

BALANCE SHEETS

	April 30,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$4,612	$1,047
Inventory	808	808
Total Current Assets	5,420	1,855
Fixed assets
Production equipment, net of accumulated depreciation of $18,835 and $15,804 respectively	5,055	8,086

Total Assets	$10,475	$9,941

LIABILITIES
Current Liabilities
Accounts payable and accrued expense	$18,264	$8,262
Accrued compensation – related party	99,950	72,190
Convertible notes payable – related party	7,089	7,089
Convertible notes payable	115,500	115,500
Short term debt – related parties	86,540	52,540
Short term debt	44,900	44,900
Total Current Liabilities	372,243	300,481

Total Liabilities	372,243	300,491

SHAREHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding as of April 30, 2016 and 2015	--	--
Common stock, $0.001 par value 100,000,000 shares authorized; 43,083,200 shares issued and outstanding, as of April 30, 2016 and 2015, respectively	43,083	43,083
Additional paid-in capital	(9,033)	(9,033)
Accumulated deficit	(395,818)	(324,590)
Total Stockholders' Deficit	(361,768)	(290,540)

Total Liabilities and Stockholders' Deficit	$10,475	$9,941

The accompanying notes are an integral part of these financial statements.

F-2

BRK, INC.

STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2016	2015

Revenues
Sales	$--	$112
Cost of Goods	--	--
Gross Margin	--	112

Operating expenses
Depreciation	3,031	5,268
General and administrative expenses	64,117	53,782
Loss from operations	(67,148)	(58,938)

Interest expense	4,080	750

Net loss	$(71,228)	$(59,688)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding: basic and diluted	43,083,200	43,083,200

The accompanying notes are an integral part of these financial statements.

F-3

BRK, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For The Years Ended April 30, 2016 and 2015

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at April 30, 2014	43,083,200	$43,083	$(9,033)	$(264,902)	$(230,852)

Net loss	--	--	--	(59,688)	(59,688)

Balance at April 30, 2015	43,083,200	43,083	(9,033)	(324,590)	(290,540)

Net loss	--	--	--	(71,228)	(71,228)

Balance at April 30, 2016	43,083,200	$43,083	$(9,033)	$(395,818)	$(361,768)

The accompanying notes are an integral part of these financial statements.

F-4

BRK, INC.

STATEMENTS OF CASH FLOWS

For Years Ended April 30, 2016 and 2015

	2016	2015

Cash flows from operating activities:
Net loss	$(71,228)	$(59,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,031	5,268
Changes in operating assets and liabilities:
Accounts payable and accrued expense	10,002	(284)
Accrued compensation – related party	27,760	28,705
Net cash used in operating activities	(30,435)	(25,999)

Cash flows from financing activities:
Proceeds from borrowings on debt	--	5,000
Proceeds from borrowings on debt – related party	34,000	12,000
Principal payments on debt – related party	--	(150)
Net cash provided by financing activities	34,000	16,850

Net increase (decrease) in cash	3,565	(9,149)
Cash – beginning of year	1,047	10,196
Cash – end of year	$4,612	$1,047

SUPPLEMENT DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	--	--

Noncash financing and investing activities:
Short term notes exchanged for convertible notes	$--	$37,500

The accompanying notes are an integral part of these financial statements.

F-5

BRK, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

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

FORWARD STOCK SPLIT

On December 21, 2015, the Company filed, with the Secretary of State of the State of Nevada, a Certificate of Change, effecting a ten-for-one (10:1) forward split of the Company's issued and outstanding shares of common. The forward split took effect on the over-the-counter markets on January 12, 2016. All share and per share amounts herein have been retroactively adjusted to reflect the forward stock split.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

F-6

Inventories

Inventories are stated at the lower of cost of market using the first-in; first-out (FIFO) cost method of accounting.

Property and Equipment

Property and equipment is presented at cost less accumulated depreciation. Expenditures for renewals and improvements are capitalized and depreciated, while repairs and maintenance are charged to expense as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in current operations. There were no disposals for the years ended April 20, 2016 and 2015.

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

Basic and diluted net income per share

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted net income per share is the same due to the net loss in each year.

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

F-7

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, BRK has a working capital deficit of $366,823 as of April 30, 2016 and incurred a loss from operations of $71,228 for the year ended April 30, 2016. Unless profitability and increases in stockholders' equity continues, these conditions raise substantial doubt as to BRK's ability to continue as a going concern. The April 30, 2016 financial statements do not include any adjustments that might be necessary if BRK is unable to continue as a going concern.

BRK continues to review its expense structure reviewing costs and their reduction to move towards profitability.

NOTE 4 - INCOME TAXES

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes.

The Company did not have taxable income for the years ended April 30, 2016 or 2015.The Company's deferred tax assets consisted of the following as of April 30, 2016 and 2015:

	2016	2015
Total deferred tax asset	138,536	113,606
Valuation allowance	(138,536)	(113,606)
Net deferred tax asset	$-	$-

The Company had a net loss of $71,228 for the year ended April 30, 2016 and $59,688 for the same period in 2015. As of April 30, 2016, the Company's net operating loss carry forward was $395,818 that will begin to expire in the year 2033.

NOTE 5 - RELATED PARTY TRANSACTION

The total compensation for the CEO for the fiscal years ended April 30, 2016 and 2015 was $30,000. As of April 30, 2016 and 2015, the Company has accrued $99,950 and $72,190, respectively, in unpaid fees to the officer.

F-8

NOTE 6 - FIXED ASSETS

The Company developed a machine to manufacture repair parts to repair hanging venetian blinds. In addition, the Company has purchased molds from an outside vendor for $3,700 to extrude the product necessary to manufacture their product. As the machine and mold are ready to be put into production, the assets have been classified as a fixed asset and will be depreciated over the estimated useful life of 5 years. The Company incurred depreciation of $3,031 and $5,268 as of April 30, 2016 and 2015, respectively.

The net fixed assets as of April 30:

	Equipment
	2016	2015
Equipment	23,890	23,890
Depreciation	(18,835)	(15,804)
Net	5,055	8,086

NOTE 7 - CONVERTIBLE NOTES PAYABLE

As of April 30, 2016 and 2015 the Company owes $115,500 to multiple convertible promissory note holders for proceeds received during fiscal year April 30, 2012. These notes bear interest at 0%, are due on demand and are unsecured. The notes are convertible into the Company's common stock. The notes have a conversion price as follows:

$68,000	$0.005

$10,000	$0.05

$37,500	$0.20

On February 2, 2015 two demand notes totaling $37,500 were converted from demand notes to one year convertible notes. The notes became convertible on February 1, 2016. The two convertible notes bear interest of 8% per annum and convertible to common stock at $0.20 per share.

As of April 30, 2016 and 2015 the Company owed $115,500, in non-related party convertible promissory notes.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 "Derivatives and Hedging" and ASC 470-20 "Convertible Securities with Beneficial Conversion Features" and noted none.

NOTE 8 - CONVERTIBLE NOTES TO RELATED PARTY

As of April 30, 2016 and 2015, the Company owes $7,089 in convertible related party notes. The notes bear interest at 0%, are due on demand and are unsecured. The notes are convertible at $0.005 into the Company's common stock.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 "Derivatives and Hedging" and ASC 470-20 "Convertible Securities with Beneficial Conversion Features" and noted none.

F-9

NOTE 9 - NOTES PAYABLE

As of April 30, 2016 and 2015, total notes payable to non-related parties was $44,900. The notes are unsecured; bear no interest and due on demand.

NOTE 10 - NOTES PAYABLE TO RELATED PARTIES

During the year ended April 30, 2015 the Company received $12,000 from two related parties and repaid $150 to one related party. The notes are due on demand and bear no interest.

On June 15, 2015 the Company issued a note for $18,000 in cash to a related party. The note is on demand and bears interest at 12% per annum.

On April 25, 2016 the Company issued a note for $4,000 in cash to a related party. The note is on demand and bears no interest.

During the year ended April 30, 2016 the Company received an advance from the officer of the Company of $1,000. The advance is on demand and bears no interest.

During the year ended April 30, 2016 the Company issued four notes for $11,000 in cash to an entity controlled by an officer of the Company. The notes are demand notes and bear no interest.

As of April 30, 2016 and 2015, $86,540 and $52,540, respectively, was due to the related parties.

These notes are unsecured; bear interest between 0% and 12%, and due on demand.

NOTE 11 - SUBSEQUENT EVENTS

On May 6, 2016 the Company acquired a patent from ISee Automation for 5,000,000 shares of common stock with a value of $1,600,000. On May 17, 2016, the Company paid $10,000 to said company in consideration of an agreement to develop a new Wi-Fi broadcasting camera.

On May 18, 2016 the Company issued a note for $10,000 in cash to a related party. The note is due on demand and bears an interest rate of 8% per annum.

On July 22, 2016 the Company issued a note for $5,000 in cash to a related party. The note is due on October 20, 2016 and bears no interest.

F-10