Form 10-Q
period 2016-07-31
BRK, Inc.
filed 2016-09-13
CIK 1532926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from ____________  to ____________

Commission File No.: ______________

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

As of September 13, 2016 the registrant had 48,083,200 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three months ended July 31, 2016 and 2015 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended July 31, 2016, are not necessarily indicative of results to be expected for any subsequent period. Our year end is April 30.

BRK, INC.

BALANCE SHEETS

(Unaudited)

	July 31,	April 30,
	2016	2016
ASSETS

Current assets
Cash and cash equivalents	$2,832	$4,612
Inventory	808	808
Total current assets	3,640	5,420

Fixed assets
Production equipment, net of accumulated depreciation of $20,853 and $18,835, respectively	3,037	5,055
Other asset
Patent application, net of accumulated amortization of $25,132 and $0, respectively	1,574,868	--

Total assets	$1,581,545	$10,475

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expense	$17,584	$18,264
Accrued compensation - related party	106,690	99,950
Convertible notes payable - related party	7,089	7,089
Convertible notes payable	115,500	115,500
Short term debt - related party	104,415	86,540
Short term debt	44,900	44,900
Total current liabilities	396,178	372,243

Stockholders' deficit
Preferred shares, par value $0.001, 1,000,000 shares authorized;
none issued and outstanding as of July 31, 2016 and April 30, 2016	-	-
Common stock, par value $0.001, 100,000,000 shares authorized,
48,083,200 and 43,083,200 issued and outstanding as of July 31, 2016 and April 30, 2016 respectively	48,083	43,083
Additional paid-in capital	1,585,967	(9,033)
Accumulated deficit	(448,683)	(395,818)
Total stockholders' deficit	1,185,367	(361,768)

Total liabilities and stockholders' deficit	$1,581,545	$10,475

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,
	2016	2015

Revenue	$-	$-

Operating expenses:
Selling, general and administrative expenses	24,258	19,686
Depreciation and amortization	27,150	1,317

Loss from operations	(51,408)	(21,003)

Other expense
Interest expense	(1,457)	(1,020)

Net loss	$(52,865)	$(22,023)

Net loss per common share basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: basic and diluted	47,757,113	43,083,200

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended July 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(52,865)	$(22,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,150	1,317
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expense	(680)	2,170
Increase in accrued compensation - related party	6,740	7,060

Net cash used in operating activities	(19,655)	(11,476)

Cash Flows From Financing Activities:
Proceeds from notes payable - related party	18,000	18,000
Principal payments on debt - related party	(125)	--

Net cash provided by financing activities	17,875	18,000

Net change in cash	(1,780)	6,524
Cash at beginning of period	4,612	1,047
Cash at end of period	$2,832	$7,571

SUPPLEMENT DISCLOSURE
Interest paid	$--	$-
Income taxes paid	--	-

NON CASH TRANSACTIONS
Common stock issued for patent application	$1,600,000	$-

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2016. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company's 2016 Annual Report filed with the SEC on July 29, 2016.

Forward Stock Split

On December 21, 2015, the Company filed, with the Secretary of State of the State of Nevada, a Certificate of Change, effecting a ten-for-one (10:1) forward split of the Company's issued and outstanding shares of common. The forward split took effect on the over-the counter markets on January 12, 2016. The number of shares, issued and outstanding and the weighted average for 2015 has been adjusted to reflect the forward stock split.

Property, Equipment and Intangible Assets

Property and equipment are carried at cost, less accumulated depreciation. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Intangible assets consist of a patent application purchased and is carried at cost, less accumulated amortization. Depreciation and amortization is provided principally on the straight-line basis method over the estimated useful lives of the assets. Patent applications submitted after June 8, 1995 have duration of 20 years. Due to the potential changes in technology the Company has elected to amortize the patent application over 15 years.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, BRK has an accumulated deficit of $448,683 and negative working capital of $392,538 as of July 31, 2016. Unless profitability and increases in stockholders' equity continues, these conditions raise substantial doubt as to BRK's ability to continue as a going concern. The July 31, 2016 financial statements do not include any adjustments that might be necessary if BRK is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2016, the Company recorded $7,500 in compensation payable to the President. As of July 31, 2016, $106,690 was due to the President.

On May 6, 2016 the Company acquired a patent from ISee Automation for 5,000,000 shares of common stock with a value of $1,600,000. Upon the issuance of the shares ISee became a related party.

On May 18, 2016 the Company issued a note for $10,000 in cash to a related party. The note is due on demand and bears an interest rate of 8% per annum.

On June 24, 2016, the Company repaid $125 on a note payable issued to a related party.

On July 1, 2016 the Company issued a note for $3,000 in cash to a related party. The note is due on demand and bears no interest.

On July 22, 2016 the Company issued a note for $5,000 in cash to a related party. The note is due on October 20, 2016 and bears no interest.

As of July 31, 2016, the balance of notes payable due to related party was $104,415.

NOTE 4 – EQUITY

On May 6, 2016 the Company acquired a patent from ISee Automation for 5,000,000 shares of common stock with a fair market value of $1,600,000 based on the Company's stock price at the date of issuance.

The patent is carried at cost, less accumulated amortization. Amortization is provided principally on the straight-line basis method over the estimated useful lives of 15 years. For the three months ended July 31, 2016 the Company recorded amortization of $25,132.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On February 21, 2016 the Company signed a worldwide license agreement to manufacture and distribute the O2Trainer. The product is used by individuals in physical training. The Company will pay a 10% royalty on all sales through February 21, 2026.  As of July 31, 2016, there have been no sales of the product.

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

Liquidity and Capital Resources

As of July 31, 2016, we had an accumulated deficit of $448,683. We recorded a net loss of $52,865 for the three months ended July 31, 2016. The net loss was $22,023 for the same period during 2015. Unless profitability and increases in stockholders' equity continues, these conditions raise substantial doubt as to BRK's ability to continue as a going concern. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital was negative $392,538 as of July 31, 2016 compared to negative $366,823 as of April 30, 2016. Cash used in operations totaled $19,655 during the three months ended July 31, 2016 compared to $11,476 during the same period in 2015. Funds provided from financing activities was $17,875 in 2016 compared with funds provided from financing activity of $18,000 in 2015.

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

Results of Operations

The Company recorded zero revenue during the three months periods ended July 31, 2016 and 2015.

General and administrative expenses for the three months ended July 31, 2016 totaled $24,258 compared to $19,686 for the same period in 2015. The increase for three months period in 2016 over 2015 was due to variance in accounting, legal and consulting payments.

Depreciation and amortization was $27,150 for the three months ended July 31, 2016 compared to $1,317 for the same period ended July 31, 2015. The depreciation was related to fixed assets consisting of a machine and molds with the mold fully depreciated in 2016 plus amortization of $25,132 for a patent application [LG1] purchased during the quarter ended July 31, 2016.

The Company incurred a net loss of $52,865 in the three months period ended July 31, 2016 compared to $22,023 in the same period in 2015. The variance in net loss was due to varying general and administrative cost in the three months ended July 31, 2016 compared to the same period in 2015.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS.

There have been no material changes to BRK, Inc.'s risk factors as previously disclosed in our most recent 10-K filing for the year ending April 30, 2016.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION.

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS.

No.	Description

31	Chief Executive Officer Certification

32	Section 1350 Certification

101	XBRL Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRK, INC.

Date: September 13, 2016	By:	/s/ Brian Keasberry
Brian Keasberry
President
Chief Executive Officer
Principal Financial and Accounting Officer

14