Form 10-Q
period 2016-10-31
BRK, Inc.
filed 2016-12-20
CIK 1532926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from _______ to _______

Commission File No.: ________

BRK, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2840468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5313 Corbett Street, Las Vegas, Nevada	89130
(Address of principal executive offices)	(Zip Code)

(702) 572-8050

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

As of December 20, 2016, the registrant had 50,333,200 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six months ended October 31, 2016 and 2015 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and six months ended October 31, 2016, are not necessarily indicative of results to be expected for any subsequent period. Our year end is April 30.

BRK, INC.

BALANCE SHEETS

(Unaudited)

	October 31,	April 30,
	2016	2016
ASSETS

Current assets
Cash and cash equivalents	$1,634	$4,612
Inventory	100,000	808
Prepaid	7,000	-
Total current assets	108,634	5,420

Fixed assets
Production equipment, net of accumulated depreciation of $21,862 and $18,835, respectively	2,028	5,055
Other asset
Intangible assets, net of accumulated amortization of $51,799 and $0, respectively	1,548,201	-

Total assets	$1,658,863	$10,475

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expense	$29,454	$18,264
Accrued compensation - related party	113,390	99,950
Convertible notes payable - related party	7,089	7,089
Convertible notes payable	115,500	115,500
Short term debt - related party	217,565	86,540
Short term debt	44,900	44,900
Total current liabilities	527,898	372,243

Stockholders’ equity (deficit)

Preferred shares, par value $0.001, 1,000,000 shares authorized; none issued and outstanding as of October 31, 2016, and April 30, 2016	-	-

Common stock, par value $0.001, 100,000,000 shares authorized, 50,083,200 and 43,083,200 issued and outstanding as of October 31, 2016, and April 30, 2016 respectively	50,083	43,083
Additional paid-in capital	2,243,967	(9,033)
Accumulated deficit	(1,163,085)	(395,818)
Total stockholders’ equity (deficit)	1,130,965	(361,768)

Total liabilities and stockholders’ equity (deficit)	$1,658,863	$10,475

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.

STATEMENTS OF OPERATIONS

FOR PERIODS ENDED OCTOBER 31,

(Unaudited)

	Three Months		Six Months
	2016	2015	2016	2015
Operating expenses:
Selling, general and administrative expenses	685,269	14,146	709,527	33,832
Depreciation and amortization	27,676	705	54,826	2,022

Loss from operations	(712,945)	(14,851)	(764,353)	(35,854)

Other expense
Interest expense	(1,457)	(1,020)	(2,914)	(2,040)

Net loss	$(714,402)	$(15,871)	$(767,267)	$(37,894)

Net loss per common share basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding: basic and diluted	48,202,765	43,083,200	48,039,722	43,083,200

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended October 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(767,267)	$(37,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,826	2,022
Stock based compensation	660,000	-
Changes in operating assets and liabilities:
Increase in inventory	(99,192)	-
Increase in prepaid	(7,000)	-
Increase in accounts payable and accrued expense	11,190	3,990
Increase in accrued compensation - related party	13,440	13,960

Net cash used in operating activities	(134,003)	(17,922)

Cash Flows From Financing Activities:
Proceeds from notes payable - related party	131,150	18,000
Principal payments on debt - related party	(150)	-

Net cash provided by financing activities	131,025	18,000

Net change in cash	(2,978)	78
Cash at beginning of period	4,612	1,047
Cash at end of period	$1,634	$1,125

SUPPLEMENT DISCLOSURE
Interest paid	$-	$-
Income taxes paid	-	-

NON CASH TRANSACTIONS
Common stock issued for intangible assets	$1,600,000	$-

The accompanying notes are an integral part of the unaudited financial statements.

BRK, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

BRK, Inc. (“BRK” or the “Company”) was incorporated on May 22, 2008 as a Nevada corporation. The Company has developed a product for the repair of hanging venetian blinds. As part of this development the Company has completed the development and is building a machine to make the parts for blind repair that it is selling. The development and testing of the machine was completed with limited production following and the Company reduced its work in the blind repair kit market space.

On May 6, 2016, the Company acquired intangible assets from ISee Automation for 5,000,000 shares of common stock with a fair market value of $1,600,000 based on the Company’s stock price at the date of issuance. The intangible assets consist of a patent application and related know-how technology and plan for commercialization related to the placement of video cameras and supporting equipment into helmets used by various athletics such as hockey. Life video can then be transmitted from the player’s helmet in real time for display on sports events broadcasts. The Company is in the process of receiving models produced by a third party and developing a marketing strategy for the devise.

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2017. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2016 Annual Report filed with the SEC on July 29, 2016.

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

Inventory

Inventories are stated at the lower of cost of market using the first-in, first-out (FIFO) cost method of accounting. As of October 31, 2016, the Company had $100,000 of inventory consisting of parts and finished helmet with video cameras.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, BRK has an accumulated deficit of $1,163,085 and negative working capital of $419,264 as of October 31, 2016. Unless profitability and increases in stockholders’ equity continues, these conditions raise substantial doubt as to BRK’s ability to continue as a going concern. The October 31, 2016 financial statements do not include any adjustments that might be necessary if BRK is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended October 31, 2016, the Company recorded $15,325 in compensation payable to the President. As of October 31, 2016, $113,390 was due to the President.

On May 6, 2016, the Company acquired a patent from ISee Automation for 5,000,000 shares of common stock with a fair value of $1,600,000. Upon the issuance of the shares ISee became a related party.

On May 18, 2016, the Company issued a note for $10,000 in cash to a related party. The note is due on demand and bears an interest rate of 8% per annum.

On June 24, 2016, the Company repaid $125 on a note payable issued to a related party.

On July 1, 2016, the Company issued a note for $3,000 in cash to a related party. The note is due on demand and bears no interest.

On July 22, 2016, the Company issued a note for $5,000 in cash to a related party. The note is due on demand and bears no interest.

On August 26, 2016, the Company issued a note for $25,000 in cash to a related party. The note is due on demand and bears no interest.

On August 31, 2016, the Company issued a note for $16,500 in cash to a related party. The note is due on demand and bears no interest.

On September 14, 2016, the Company issued a note for $37,000 in cash to a related party. The note is due on demand and bears no interest.

On September 14, 2016, the Company issued a note for $29,000 in cash to a related party. The note is due on demand and bears no interest

On September 27, 2016, the Company issued a note for $4,650 in cash to a related party. The note is due on demand and bears no interest

On October 3, 2016, the Company issued a note for $1,000 in cash to a related party. The note is due on demand and bears no interest.

As of October 31, 2016, the balance of notes payable due to related party was $217,565.

NOTE 4 – EQUITY

On May 6, 2016, the Company acquired intangible assets from ISee Automation for 5,000,000 shares of common stock with a fair market value of $1,600,000 based on the Company’s stock price at the date of issuance.

The assets are carried at cost, less accumulated amortization. Amortization is provided principally on the straight-line basis method over the estimated useful lives of 15 years. For the six months ended October 31, 2016 the Company recorded amortization of $51,799.

On October 20, 2016, the Company completed two separate consulting agreement with two entities. Both agreements are for a term of one year with the combined compensation being 2,000,000 shares of common stock issued at fair value of $0.33 per share for a total value of $660,000. Per the agreements, the shares were deemed earned at the date of the agreement and thus expensed in the period ended October 31, 2016

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On February 21, 2016, the Company signed a worldwide license agreement to manufacture and distribute the O2Trainer. The product is used by individuals in physical training. The Company will pay a 10% royalty on all sales through February 21, 2026. As of October 31, 2016, there have been no sales of the product.

NOTE 6 – SUBSEQUENT EVENTS

On November 10, 2016, the Company issued a secured promissory note to an individual for $50,000 with net proceeds after cost of $45,256 in cash. The note matures on February 10, 2017 with an 8% per month interest rate with interest payments of $4,000 payable on December 10, 2016, January 10, 2017, and February 10, 2017. As part of the note agreement the Company will issue 125,000 shares of common stock with a value of $40,000 to the note holder. The note is secured by 2,500,000 shares of common stock in book entry with the Transfer Agent to be cancelled if the note is paid back per the agreement.

On November 10, 2016, the Company issued a secured promissory note to an individual for $50,000 with net proceeds after cost of $45,256 cash. The note matures on February 10, 2017 with an 8% per month interest rate with interest payments of $4,000 payable on December 10, 2016, January 10, 2017, and February 10, 2017. As part of the note agreement the Company will issue 125,000 shares of common stock with a value of $40,000 to the note holder. The note is secured by 2,500,000 shares of common stock in book entry with the Transfer Agent to be cancelled if the note is paid back per the agreement.

On November 28, 2016, the Company issued a convertible promissory note to an entity with a face value of $53,000 and bearing interest at 12% per annum. The note matures on August 28, 2017. The net proceeds to the company was $46,000 net of legal fees of $2,000 and due diligence fees of $5,000. The note and accrued interest is convertible into common stock of the company at 50% discount to lowest trading price during the 20 days prior to the date of the conversion. The note is secured by 10,000,000 shares of common stock in book entry with the Transfer Agent to be cancelled if the note is paid back per the agreement.

On December 1, 2016, the Company issued a convertible note to an entity with a face value of $75,000 bearing interest at 10%. The net proceeds to the Company was $69,000 with legal and due diligence fees of $6,000. The note is due on December 1, 2017 and is convertible at lower of closing price of the common on the trading day preceding the closing date or 55% of the lowest sales price during the 20 preceding days to conversion with a floor of $.00001. The holder of the note can convert the note up to 4.9% of Company’s outstanding common stock. The note is secured by 3,250,000 shares of common stock in book entry with the Transfer Agent to be cancelled if the note is paid back per the agreement. The reserve amount will be increase by a factor of 2 each time the Company enters into a subsequent convertible note.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

BRK Inc. (“BRK” or the “Company”) was incorporated on May 22, 2008 as a Nevada corporation. The Company has developed a product for the repair of hanging venetian blinds. As part of this development the Company has completed the development and is building a machine to make the parts for blind repair that it is selling. The development and testing of the machine was completed with limited production following and the Company reduced its work in the blind repair kit market space.

On May 6, 2016, the Company acquired intangible assets from ISee Automation for 5,000,000 shares of common stock with a fair market value of $1,600,000 based on the Company’s stock price at the date of issuance. The  intangible assets consist of a patent application and related know-how technology and plan for commercialization related to the placement of video cameras and supporting equipment into helmets used by various athletics such as hockey. Life video can then be transmitted from the player’s helmet in real time for display on sports events broadcasts. The Company is in the process of receiving models produced by a third party and developing a marketing strategy for the devise.

As of the date of this filing we have minimal operations and have no revenues for the past two years. Our focus for the next twelve months will be to obtain additional funding to develop and expand our operations and new projects.Our success will depend on our ability to obtain funding through equity and/or debt transactions. However, with the downturn of the United States and world economies, we will encounter substantial competition for the limited financing that will be available in the market place. If we are unable to obtain financing, then we will likely delay further business development and marketing of our product.

In summary, management continues to position the company in a way to best benefit from worldwide economic conditions, trends, events, and demand for new technologies.

Liquidity and Capital Resources

As of October 31, 2016, we had an accumulated deficit of $1,163,085. We recorded a net loss of $767,267 for the six month period ended October 31, 2016. The net loss was $37,894 for the same period during 2015. Unless profitability and increases in stockholders’ equity continues, these conditions raise substantial doubt as to BRK’s ability to continue as a going concern. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital was negative $419,264 as of October 31, 2016, compared to negative $366,823 as of April 30, 2016. Cash used in operations totaled $134,003 during the six-month period ended October 31, 2016 compared to $17,922 during the same period in 2015. Funds provided from financing activities was $131,025 in 2016 compared with funds provided from financing activity of $18,000 in 2015.

Management expects to continue to issue debt to finance the Company. The purchasers and manner of issuance will be determined per our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

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

Results of Operations

The Company recorded zero revenue during the three and six month periods ended October 31, 2016 and 2015.

General and administrative expenses for the three and six-month period ended October 31, 2016 totaled $685,269 and $709,527 compared to $14,146 and $33,832 for the same periods in 2015. The increase for six-month period in 2016 over 2015 was due to variance in accounting, legal and consulting payments.

Depreciation and amortization was $27,676 and $54,826 for the three and six month periods ended October 31, 2016 compared to $705 and $2,022 for the same periods ended October 31, 2015. The depreciation was related to fixed assets consisting of a machine and molds with the mold fully depreciated in 2016 plus amortization for a patent purchased during the year ended October 31, 2016.

The Company incurred a net loss of $714,402 and $767,267 in the three and six-month period ended October 31, 2016 compared to $15,871 and $37,894 in the same periods in 2015. The variance in net loss was due to higher amortization cost in the three and six month periods ended October 31, 2016 compared to the same period in 2015.

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

BRK, INC.

Date: December 20, 2016	By :	/s/ Brian Keasberry
Brian Keasberry
President
Chief Executive Officer
Principal Financial and Accounting Officer

15