Form 10-Q
period 2017-01-31
BRK, Inc.
filed 2017-03-22
CIK 1532926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from ___________ to ___________

Commission File No.: __________

BRK, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2840468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 Eastgate Rd, Suite A, Henderson, Nevada	89011
(Address of principal executive offices)	(Zip Code)

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

As of March 22, 2017, the registrant had 50,333,200 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine months ended January 31, 2017 and 2016 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine months ended January 31, 2017, are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is April 30.

BRK, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31,	April 30,
	2017	2016
ASSETS

Current assets
Cash and cash equivalents	$3,129	$4,612
Advance receivable	2,000	-
Inventory	-	808
Total current assets	5,129	5,420

Fixed assets
Production equipment, net of accumulated depreciation of $27,253 and $18,835, respectively	148,125	5,055
Other asset
Intangible assets, net of accumulated amortization of $78,466 and $0, respectively	1,521,534	-

Total assets	$1,674,788	$10,475

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expense	$55,493	$18,264
Accrued compensation - related party	119,765	99,950
Deferred revenue- related party	10,000	--
Convertible notes payable - related party	7,089	7,089
Convertible notes payable -net of unamortized discount	238,141	115,500
Short term debt - related party	106,590	86,540
Short term debt- net of amortized discount	125,064	44,900
Total current liabilities	662,142	372,243

Stockholders’ equity (deficit)
Preferred shares, par value $0.001, 1,000,000 shares authorized; none issued and outstanding as of January 31, 2017, and April 30, 2016	-	-
Common stock, par value $0.001, 100,000,000 shares authorized, 50,333,200 and 43,083,200 issued and outstanding as of January 31, 2017, and April 30, 2016 respectively	50,333	43,083
Additional paid-in capital	2,262,522	(9,033)
Accumulated deficit	(1,300,209)	(395,818)
Total stockholders’ equity (deficit)	1,012,646	(361,768)

Total liabilities and stockholders’ equity (deficit)	$1,674,788	$10,475

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR PERIODS ENDED JANUARY 31,

(Unaudited)

	Three Months		Nine Months
	2017	2016	2017	2016

Revenue, net – related party	$4,901	$-	$4,901	$-

Operating expenses:
Selling, general and administrative expenses	90,412	12,720	799,939	46,552
Depreciation and amortization	32,058	1,009	86,884	3,031
Total operating expense	122,470	13,729	886,823	49,583

Loss from operations	(117,569)	(13,729)	(881,922)	(49,583)

Other expense
Interest expense	(19,555)	(1,020)	(22,469)	(3,060)
Total other expense	(19,555)	(1,020)	(22,469)	(3,060)

Net loss	$(137,124)	$(14,749)	$(904,391)	$(52,643)

Net loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding: basic and diluted	50,305,727	43,083,200	48,779,891	43,083,200

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended January 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(904,391)	$(52,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,884	3,031
Stock based compensation	660,000	-
Amortization of debt discount	10,098	--
Changes in operating assets and liabilities:
Decrease in inventory	808	-
Increase in accounts payable and accrued expense	37,229	2,365
Increase in accrued compensation - related party	19,815	20,660
Deferred revenue – related party	10,000	--

Net cash used in operating activities	(79,557)	(26,587)

Cash Flows Used in Investing Activities
Advance receivable	(2,000)	-
Acquisition of fixed assets	(151,488)	-

Net cash used in investing activities	(153,488)	-

Cash Flows From Financing Activities:
Proceeds from notes payable - related party	131,675	27,000
Repayments of notes- related parties	(111,625)	-
Proceeds from convertible notes	121,000	-
Proceeds from notes payable	91,512	-

Net cash provided by financing activities	231,562	27,000

Net change in cash	(1,483)	413
Cash at beginning of period	4,612	1,047
Cash at end of period	$3,129	$1,460

SUPPLEMENT DISCLOSURE
Interest paid	$8,000	$-
Income taxes paid	-	-

NON CASH TRANSACTIONS
Common stock issued for intangible assets	$1,600,000	$-
Shares issued as inducement for issuance of debt	$18,805	$-
Debt offering cost on short term debt	$9,488	$--
Debt offering costs on short term convertible debt	$7,000	$--

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRK, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND ORGANIZATION

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

On May 6, 2016, the Company acquired intangible assets from ISee Automation for 5,000,000 shares of common stock with a fair market value of $1,600,000 based on the Company’s stock price at the date of issuance. The intangible assets consist of a patent application and related know-how, technology and plans to commercialization related to covers the placement of video cameras and supporting equipment into helmets used by various athletics such as hockey. Life video can then be transmitted from the player’s helmet in real time for display on sports events broadcasts. The Company is in the process of receiving models produced by a third party and developing a marketing strategy for the devise.

On September 28, 2016, the Company incorporated, in the state of Washington, a wholly owned subsidiary ISEE Sports Inc. Since inception, the subsidiary has not been operational or financially active.

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2017. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2016 Annual Report filed with the SEC on July 29, 2016.

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

Revenue Recognition

The Company receives revenue though a related party for the use of the Company”s equipment on the broadcasting of hockey games from the ref cam, a camera worn on the helmet of the referees. The revenue is recognized first by a related party which holds the initial agreement with the broadcaster when the event being broadcasted is completed. The related party pays the Company upon receipt of payment from the broadcaster. The revenues is reported on a net basis with the deductions for directs costs being deducted from the revenue.

Property, Equipment and Intangible Assets

Property and equipment are carried at cost, less accumulated depreciation. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Intangible assets consist of a patent application purchased and is carried at cost, less accumulated amortization. Depreciation and amortization is provided principally on the straight-line basis method over the estimated useful lives of the assets which is estimated at 36 months. Patent applications submitted after June 8, 1995 have duration of 20 years. Due to the potential changes in technology the Company has elected to amortize the patent application over 15 years.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, BRK has an accumulated deficit of $1,300,209 and negative working capital of $657,013 as of January 31, 2017. Unless profitability and increases in stockholders’ equity continues, these conditions raise substantial doubt as to BRK’s ability to continue as a going concern. The January 31, 2017 financial statements do not include any adjustments that might be necessary if BRK is unable to continue as a going concern. Management plans to continue to raise funds through debt and equity financing to grow the business to profitability.

NOTE 3 - CONCENTRATION OF REVENUE

The Company relies on one customer which is a related party, as its source of revenue. Should the Company lose that customer, the Company may lose its only source of revenue.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2017, the Company recorded $22,825 in compensation payable to the President. The president was paid $3,010 cash with the remaining $19,815 accrued for salary expense. As of January 31, 2017, $119,765 was due to the President.

On May 6, 2016, the Company acquired a patent application from ISee Automation for 5,000,000 shares of common stock with a fair value of $1,600,000. Upon the issuance of the shares ISee became a related party.

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

On September 14, 2016, the Company issued a note for $29,000 in cash to a related party. The note is due on demand and bears no interest

On September 27, 2016, the Company issued a note for $4,675 in cash to a related party. The note is due on demand and bears no interest

On October 3, 2016, the Company issued a note for $1,000 in cash to a related party. The note is due on demand and bears no interest.

On December 1, 2016, the Company issued a note for $500 in cash to a related party. The note is due on demand and bears no interest.

During the quarter ended January 31, 2017 the Company repaid related parties $111,625 in notes payable.

As of January 31, 2017, the balance of notes payable due to related parties was $106,590 and convertible notes payable of $7,089.

As of January 31, 2017 and April 30, 2016 the amount due to related party was $5,200 and $3,200, respectively.

During the nine months ended January 31, 2017, the Company advanced $2,000 to an entity controlled by an acquaintance of the sole officer of the Company. The cash advance is unsecure, bears no interest and is due on demand.

NOTE 5 - EQUITY

On May 6, 2016, the Company acquired intangible assets from ISee Automation for 5,000,000 shares of common stock with a fair market value of $1,600,000 based on the Company’s stock price at the date of issuance.

The assets are carried at cost, less accumulated amortization. Amortization is provided principally on the straight-line basis method over the estimated useful lives of 15 years. For the nine months ended January 31, 2017 the Company recorded amortization of $78,466.

On October 20, 2016, the Company completed two separate consulting agreement with two entities. Both agreements are for a term of one year with the combined compensation being 2,000,000 shares of common stock issued at fair value of $0.33 per share for a total value of $660,000. Per the agreements, the shares were deemed earned at the date of the agreement and thus expensed in the nine month period ended January 31, 2017

On November 11, 2016, the Company issued 250,000 shares of common stock as an inducement for the issuance of a convertible note to two individuals with a relative fair value of $18,805 and was accounted for as debt discount.

NOTE 6 - NOTES

On November 10, 2016, the Company issued a secured promissory note to an individual for $50,000 with net proceeds after cost of $45,256 in cash. Debt issuances cost of $ 4,744 were recognized as a discount on the note. The note matures on February 10, 2017 with an 8% per month interest rate with interest payments of $4,000 payable on December 10, 2016, January 10, 2017, and February 10, 2017. As part of the note agreement the Company will issue 125,000 shares of common stock with a relative fair value of $9,402 to the note holder. The note is secured by 2,500,000 shares of common stock in book entry with the Transfer Agent to be cancelled if the note is paid back per the agreement.

On November 10, 2016, the Company issued a secured promissory note to an individual for $50,000 with net proceeds after cost of $45,256 cash. Debt discount costs of $4,744 were recognized as a discount to the note. The note matures on February 10, 2017 with an 8% per month interest rate with interest payments of $4,000 payable on December 10, 2016, January 10, 2017, and February 10, 2017. As part of the note agreement the Company will issue 125,000 shares of common stock with a relative fair value of $9,403 to the note holder. The note is secured by 2,500,000 shares of common stock in book entry with the Transfer Agent to be cancelled if the note is paid back per the agreement.

NOTE 7 - CONVERTIBLE NOTES

On November 28, 2016, the Company issued a convertible promissory note to an entity with a face value of $53,000 and bearing interest at 12% per annum. Debt issuance costs of $7,000 were recognized as a discount to the note. The note matures on August 28, 2017. The net proceeds to the Company was $46,000 net of legal fees of $2,000 and due diligence fees of $5,000. The note and accrued interest is convertible 180 days after the date of issuance of the note into common stock of the company at 50% discount to lowest trading price during the 20 days prior to the date of the conversion. The note is secured by 10,000,000 shares of common stock in book entry with the Transfer Agent to be cancelled if the note is paid back per the agreement.

On December 1, 2016, the Company issued a convertible note to an entity with a face value of $75,000 bearing interest at 10%. The net proceeds to the Company was $69,000 with legal and due diligence fees of $6,000. The note is due on December 1, 2017 and is convertible at or any time after March 3, 2017 at lower of closing price of the common on the trading day preceding the closing date or 55% of the lowest sales price during the 20 preceding days to conversion with a floor of $.00001. The holder of the note can convert the note up to 4.9% of Company’s outstanding common stock. The note is secured by 3,250,000 shares of common stock in book entry with the Transfer Agent to be cancelled if the note is paid back per the agreement. The reserve amount will be increase by a factor of 2 each time the Company enters into a subsequent convertible note.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

On February 21, 2016, the Company signed a worldwide license agreement to manufacture and distribute the O2Trainer. The product is used by individuals in physical training. The Company will pay a 10% royalty on all sales through February 21, 2026. As of January 31, 2017, there have been no sales of the product.

On July 25, 2016, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, disclosing, among other things, that pursuant to the terms and conditions that certain Patent Assignment and Technology Transfer Agreement (the “Patent Assignment and Technology Transfer Agreement”), dated May 6, 2016, by and between BRK, Inc., a Nevada corporation (the “Company”) and iSee Automation Inc., a federal Canada corporation (“iSee Automation”), the Company purchased U.S. Patent Application No. 15/079,847, “Helmet System” (the “Patent”) and related technology for a helmet camera system, including intellectual property covered by the Patent. The Patent covers technology designed to wirelessly transmit video images from a small, mobile camera to live broadcast (the “Helmet Camera and Broadcast Technology”).

Pursuant to the terms and conditions of the Patent Assignment and Technology Transfer Agreement, the Company issued 5,000,000 shares of common stock to iSee Automation.

The U.S. U.S. Patent and Trademark Office subsequently published an Assignment of Abstract of Title, date record July 13, 2017, for conveyance of the Patent from iSee Automation Inc. to BRK, Inc.

In connection with the acquisition of the Patent, the Company also entered into that certain Revenue Assignment and Benefit Transfer Agreement, dated September 16, 2016, by and between the Company and iSee Automation (the “Revenue Assignment Agreement”). Under the Revenue Assignment Agreement, iSee Automation is obligated to “deliver to the Company any and all revenues obtained by iSee Automation based on the Helmet Camera patent application previously purchased by BRK from iSee Automation under the Patent Assignment and Technology Transfer Agreement via wire transfer or via direct delivery from customers.

Although we have clear title to and no restrictions to use our intellectual property, disputes may arise regarding the Revenue Transfer Agreement, including but not limited to, the scope and duration of payment of royalties other interpretation-related issues.

On May 17, 2016, the Company entered into that certain Agreement for Services, dated May 17, 2017, by and among the Company, iSee Automation Inc. (Ontario), and Christopher Stramacchia. Pursuant to the terms and conditions of the Agreement for Services, “[a]ny patents derived from the research done jointly and severally by all the above named parties shall be the property of BRK, Inc.,” in consideration for the Company paying $10,000 to iSee Automation (Michigan), which $10,000 the Company paid to iSee Automation (Michigan) on or about May 17, 2016.

On or about February 27, 2017, Christopher Stramacchia, President of iSee Automation, notified the Company that it believes that iSee Automation terminated the Agreement for Services. The Company believes that there is no basis in law or equity for iSee Automation to unilaterally decide to terminate the Agreement for Services and plans to enforce its rights thereunder.

On or about February 28, 2017, Christopher Stramacchia, President of iSee Automation, notified the Company that it believes that iSee Automation terminated the Revenue Assignment Agreement. The Company believes that there is no basis in law or equity for iSee Automation to unilaterally decide to terminate the Revenue Assignment Agreement and plans to enforce its rights thereunder.

NOTE 9 - SUBSEQUENT EVENTS

On February 3, 2017, the Company issued a convertible note to Auctus Fund LLC with a face value of $75,000 bearing interest at 12%. The net proceeds to the Company was $69,000 with legal and due diligence fees of $6,000. The note is due on November 3, 2017 and is convertible 180 days after the issuance of the note at lower of lower of 55% multiplied by the lowest trading price during the previous 25 days or 55% of the lowest sales price during the 25 preceding days. The holder of the note can convert the note up to 4.9% of Company’s outstanding common stock. The note is secured by 5,555,556 shares of common stock in book entry with the Transfer Agent to be cancelled if the note is paid back per the agreement. If the reserve is not maintained at the adequate amount the face value of the note may increase by $15,000.

On or about February 27, 2017, Christopher Stramacchia, President of iSee Automation, notified the Company that it believes that iSee Automation terminated the Agreement for Services. The Company believes that there is no basis in law or equity for iSee Automation to unilaterally decide to terminate the Agreement for Services and plans to enforce its rights.

On or about February 28, 2017, Christopher Stramacchia, President of iSee Automation, notified the Company that it believes that iSee Automation terminated the Revenue Assignment Agreement. The Company believes that there is no basis in law or equity for iSee Automation to unilaterally decide to terminate the Revenue Assignment Agreement and plans to enforce its rights.

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

On September 28, 2016, the Company incorporated, in the state of Washington, a wholly owned subsidiary ISEE Sports Inc. Since inception, the Subsidiary has not been operational or financially active.

On May 6, 2016, the Company acquired intangible assets from ISee Automation for 5,000,000 shares of common stock with a fair market value of $1,600,000 based on the Company’s stock price at the date of issuance. The intangible assets consist of a patent application and related know-how, technology and plan for commercialization related to the placement of video cameras and supporting equipment into helmets used by various athletics such as hockey. Life video can then be transmitted from the player’s helmet in real time for display on sports events broadcasts. The Company is in the process of receiving models produced by a third party and developing a marketing strategy for the devise.

In summary, management continues to position the company in a way to best benefit from worldwide economic conditions, trends, events, and demand for new technologies.

Liquidity and Capital Resources

As of January 31, 2017, we had an accumulated deficit of $1,300,209. We recorded a net loss of $904,391 for the nine month period ended January 31, 2017. The net loss was $52,643 for the same period during 2015. The loss incurred in 2017 was primarily due to increased depreciation and amortization of $86,884 plus common stock issued for service of $660,000.

Working capital was negative $657,013 as of January 31, 2017, compared to negative $366,823 as of April 30, 2016. Cash used in operations totaled $79,557 during the nine-month period ended January 31, 2017 compared to $26,587 during the same period in 2016. The increase in the net loss in 2017 over 2016 was the major factor in the increase in cash used in 2017 over 2016.

Funds used in investing activities for the nine month period ended January 31, 2017 was $153,488 compared to zero for the same period in 2016. The investments were to purchase fixed assets used for the video reporting via helmet cameras of hockey games.

Funds provided from financing activities was a net of $231,562 in 2017 compared with funds provided from financing activity of $27,000 in 2015. The Company received $212,512 from third parties and $131,675 from related parties in loans and repaid notes to related parties totaling $111,625.

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

Results of Operations

The Company recorded $4,901 in revenue, net during the three and nine month periods ended January 31, 2017 and zero for the same period in 2016. The increase in revenue was due to revenue received from ISee for the use of the helmet camera in 2017. Deferred revenue of $10,000 was also recorded in 2017.

General and administrative expenses for the three and nine-month period ended January 31, 2017 totaled $90,412 and $799,939 compared to $12,720 and $46,552 for the same periods in 2015. The increase for nine-month period in 2017 over 2016 was due to additional expense including stock based compensation for consulting expense and G&A expense to rent out equipment for the live video streaming of hockey games from referees helmets.

Depreciation and amortization was $32,058 and $86,884 for the three and nine month periods ended January 31, 2017 compared to $1,009 and $3,031 for the same periods ended January 31, 2015. The depreciation was related to fixed assets consisted of depreciation of the assets used in live streaming the hockey games plus amortization for a patent purchased during the nine month period ended January 31, 2017.

The Company incurred a net loss of $137,124 and $904,391 in the three and nine-month period ended January 31, 2017 compared to $14,749 and $52,643 in the same periods in 2016. The variance in net loss was due to higher amortization cost, stock based compensation and the start up to the live video streams of the hockey games in the three and nine month periods ended January 31, 2017 compared to the same period in 2016.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 6, 2016, the Company acquired an intangible asset from ISee Automation for 5,000,000 shares of common stock with a fair market value of $1,600,000 based on the Company’s stock price at the date of issuance.

On October 20, 2016, the Company issued 2,000,000 shares of common stock issued at fair value of $0.33 per share for a total value of $660,000.

On November 11, 2016, the Company issued 250,000 shares of common stock as an inducement for the issuance of a convertible note to two individuals with a relative fair value of $18,805 and was accounted for as debt discount.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS

No.	Description

31	Chief Executive Officer Certification

32	Section 1350 Certification

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRK, INC.

Date: March 22, 2017	By:	/s/ Brian Keasberry
Brian Keasberry
President Chief Executive Officer Principal Financial and Accounting Officer

