Form 10-K
period 2017-04-30
BRK, Inc.
filed 2017-08-15
CIK 1532926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 000-54956

BRK, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2840468
State or other jurisdiction of	(IRS Employer
incorporation or organization	Identification Number)

411 Eastgate Road, Suite A

Henderson, Nevada 89011

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (702) 572-8050

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☐ No ☒

The number of shares outstanding of the Company’s common stock, par value $0.001 per share, as of August 14, 2017 was 57,495,105. The aggregate number of shares of the voting stock held by non-affiliates on October 31, 2016 was 32,333,200 with a value of $10,912,455.

Documents Incorporated By Reference: None.

PART I

ITEM 1: BUSINESS

Organization Within the Last Five Years

BRK Inc., a Nevada corporation (the “Company”), was incorporated in the State of Nevada on May 22, 2008. At the date of formation until May 6, 2016, our business focused on technology related to the manufacture of equipment and the sale of kits for the re repair ripped vertical blinds. On May 6, 2016, we acquired a patent application and related technology for a helmet camera system, designed to wirelessly transmit video images from a small, mobile camera to live broadcast, which technology has subsequently been used by major sports broadcasters, as discussed below.

Brian Keasberry acted as our President and Chief Executive Officer, Secretary, Treasurer and a director from the date of our incorporation on May 22, 2008, until July 14, 2017, when he resigned as a director and President and Chief Executive Officer (but remains as Secretary and Treasurer), and simultaneously appointed Daniel Serruya as our President and Chief Executive Officer and a director. Christopher Stramacchia, acted as a director and our Chief Technology Officer from August 17, 2016, until his resignations from such positions on February 28, 2017. Our board of directors currently consists solely of Daniel Serruya.

To date we have generated no revenues, and have relied on equity and debt financing to fund our operations.

Issuance of One Share of Series A Preferred Stock to Brian Keasberry

On June 15, 2017, Brian Keasberry agreed to resign as the sole director of the Company, a position he had held since he formed the Company in 2008, if he were allowed to keep control of the Company in the event that then presently-held majority of the issued and outstanding shares of common stock of the Company is diluted to less than a majority. In order to issue Mr. Keasberry his one share of Series A Preferred Stock under Amendment No. 1, the Company created “blank check” preferred stock. Subsequently, the board of directors of the Company approved a Certificate of Designation creating the Series A Preferred Stock, and the Company issued one share of Series A Preferred Stock to Mr. Keasberry.

The one share of Series A Preferred Stock issued to Mr. Keasberry equals voting power equal to 110% of the voting power of the issued and outstanding shares of common stock of the Company.

Additionally, the one share of Series A Preferred Stock issued to Mr. Keasberry contains protective provisions, which precludes the Company from taking the certain actions without Mr. Keasberry’s (or that of any person to whom the one share of Series A Preferred Stock is transferred) approval. More specifically, so long as any shares of Series A Preferred Stock are outstanding, the Company shall not, without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock, voting as a separate class:

(a) amend the Articles of Incorporation or, unless approved by the Board of Directors, including by the Series A Director, amend the Company’s Bylaws;

(b) change or modify the rights, preferences or other terms of the Series A Preferred Stock, or increase or decrease the number of authorized shares of Series A Preferred Stock;

(c) reclassify or recapitalize any outstanding equity securities, or, unless approved by the Board of Directors, including by the Series A Director, authorize or issue, or undertake an obligation to authorize or issue, any equity securities or any debt securities convertible into or exercisable for any equity securities (other than the issuance of stock-options or securities under any employee option or benefit plan);

(d) authorize or effect any transaction constituting a Deemed Liquidation (as defined in this subparagraph) under the Articles, or any other merger or consolidation of the Company;

(e) increase or decrease the size of the Board of Directors as provided in the Bylaws of the Company or remove the Series A Director (unless approved by the Board of Directors, including the Series A Director);

(f) declare or pay any dividends or make any other distribution with respect to any class or series of capital stock (unless approved by the Board of Directors, including the Series A Director);

(g) redeem, repurchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any outstanding shares of capital stock (other than the repurchase of shares of common stock from employees, consultants or other service providers pursuant to agreements approved by the Board of Directors under which the Company has the option to repurchase such shares at no greater than original cost upon the occurrence of certain events, such as the termination of employment) (unless approved by the Board of Directors, including the Series A Director);

(h) create or amend any stock option plan of the Company, if any (other than amendments that do not require approval of the stockholders under the terms of the plan or applicable law) or approve any new equity incentive plan;

(i) replace the President and/or Chief Executive Officer of the Company (unless approved by the Board of Directors, including the Series A Director);

(j) transfer assets to any subsidiary or other affiliated entity (unless approved by the Board of Directors, including the Series A Director);

(k) issue, or cause any subsidiary of the Company to issue, any indebtedness or debt security, other than trade accounts payable and/or letters of credit, performance bonds or other similar credit support incurred in the ordinary course of business, or amend, renew, increase or otherwise alter in any material respect the terms of any indebtedness previously approved or required to be approved by the holders of the Series A Preferred Stock (unless approved by the Board of Directors, including the Series A Director);

(l) modify or change the nature of the Company’s business;

(m) acquire, or cause a Subsidiary of the Company to acquire, in any transaction or series of related transactions, the stock or any material assets of another person, or enter into any joint venture with any other person (unless approved by the Board of Directors, including the Series A Director); or

(n) sell, transfer, license, lease or otherwise dispose of, in any transaction or series of related transactions, any material assets of the Company or any Subsidiary outside the ordinary course of business (unless approved by the Board of Directors, including the Series A Director).

Additionally, So long as any shares of Series A Preferred Stock remain outstanding, the holders of a majority of the shares of Series A Preferred Stock represented at a duly called special or annual meeting of such stockholders or by an action by written consent for that purpose shall be entitled to elect a special director to the board of directors. As of August 15, 2017, Mr. Keasberry had not elected a director at a duly called special or annual meeting of the stockholders.

Overview

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

In connection with the acquisition of the Patent, the Company changed the focus of its business to the Helmet System.

Our Helmet System is a camera and broadcast system comprised of cameras and microprocessors or computers, with associated software for robot guided automations systems. Our Helmet System is the first of its kind that can wirelessly broadcast events, such as sports, through a camera circuit board, as used and demonstrated at (i) the 2017 NHL Centennial Classic, (ii) 2016 World Cup of Hockey, (iii) the 2016 NHL AllStar Game in Nashville, Tennessee, (iv) the 2016 Memorial Cup, (v) the 2016 Tim Hortons NHL Heritage Classic, and (vi) the 2017 Winter Classic, broadcast on NBC. Additionally, our Helmet System has been used by Sportsnet, a division of Rogers Media and the official broadcaster of the NHL in Canada.

Our Helmet System, with its camera and its related services, are designed purposely to address what we believe are demands from the broadcasting industry for a quality broadcasting system that wirelessly broadcasts countless events, such as sports of the local, national and international markets.

We endeavor to market, sell and/or license our Helmet System services to the broadcasting, sports, and entertainment industries and within the action camera niche market.

Our Helmet System Technology

Our Helmet System features a professional grade (“iSEE PRO”) product and a retail product (“iSEE R”). iSEE Pro was designed for professional sports broadcasters and broadcasting from a player or referees helmet at long-range distances for long periods of time.

iSEE PRO features a transmitter that is ultra-small, low power consumption, HD, COFDM, video transmitter with integrated high definition camera sensor and wireless remote control. H.264 HD encoding operates in the standard 2k DVB-T COFDM model and is compatible with a wide array of IP diversity and handheld receivers. iSEE PRO features standard tri-band operation (licensed 2GHz, ISM 2.4 and 5.8GHz). This is unpatrolled feature in a professional integrated camera transmitter of this size. The low profile antennas are optimized for all stadium environments.

Additionally, the iSEE PRO features a long-range remote control using a standard key fob for simple commands. The HCTX accessories include items needed to plug and play with ease. The HCTX and accessories are housed in a hardened, shadowed carrying case.

Figure 1: iSEE Refcam was successfully launched in the 2016

NHL All-Star Game in Nashville, Tennessee

Product Comparison

	iSEE R	iSEE PRO
Tuning step size: 250 kHz step size Frequency stability: ± 10ppm Standby mode: Standby: No RF output Normal: Instant on frequency transmission
Modulation Modes Modulation Formats: COFDM (DVB-T) Carriers: 2K Constellation: QPSK, 16QAM Code Rate: 1/2, 2/3, 3/4, 5/6, 7/8 Guard Interval: 1/32, 1/16, 1/8, 1/4 Bandwidth: 6, 7, & 8 MHz
MPEG Encoder Video Video Coding: MPEG-4 Part 10/H.264 Video Input: Camera Sensor Video Formats 720p 59.94 1080i 59.94
Control Wired micro USB eConn Short Range Wi-Fi 2.4 and 5.8GHz Android/OIS Web
Control Long Range 900MHz Transceiver On/Off/SB Wi-Fi On/Off
Power Requirements Input range: Battery Powered Power consumption: <5 Watts* *includes integrated camera

Environmental:

Temperature range:

Full specification: –10° to +50°C Ambient Storage: –40° to +80°C

Humidity: 0 to 95% non-condensing Altitude:

Operating: 20,000ft (6,000 m) Storage: 50,000ft (15,000 m)

Physical Characteristics: Size; See diagram Volume: <10 cubic inches Weight:
Camera Lens: Formats 720p 59.94 1080i 59.94 Field of View 98° 128° Features High Dynamic Range Image Stabilizer Noise Reduction

iSEE PRO was designed for professional sports broadcasters and broadcasting from a player or referees helmet at long-range distances for long periods of time. While iSEE R was designed for the retail market to allow users to share their experience on social media via wifi or Bluetooth capabilities from shorter distances.

Prospective Future Developments

Our future versions of iSEE aim to incorporate the following:

•	The ability to connect to the camera by cell phone and watch live through the APP,
•	The ability to also watch from home VIA streaming through the APP
•	The ability to communicate to the helmet VIA WIFI through the APP
•	Take pictures through the APP and post to different social media ad on
•	Auto upload to a cloud through APP
•	Incorporate GPS
•	Incorporate Speedometer
•	Incorporate Pressure sensors to monitor impacts
•	Send Feedback back to the APP for training purposes/energy levels or other
•	Monitor certain Body Vitals (Heart Rate, Pulse, Temp, etc)
•	Install multiple cameras for the "360 degree view"
•	Complete diagnostics through the APP
•	Turn OFF and ON the camera through the APP
•	Scan for different helmet cams in the area/event and take pictures
•	Scan for different helmet cams in the area/event and watch live through the APP
•	Scan for different helmet cams in the area/event and watch live from home VIA streaming through the APP
•	Scan for different helmet cams in the area/event and take pictures through the APP and post to different social media ad ones
•	Point and click on certain pictures or videos through the cloud and or APP and have the APP automatically display a collage of the selected pictures for view/sharing.
•	Use different cameras at one single event to connect to by scanning to get a complete “360 degrees view" of the entire event.
•	Guesstimate speed of an object that is being portrayed.

We have identified avenues to explore in minor and major league baseball, college and professional basketball, the unmanned aerial systems, such as medical field, law enforcement, security, and public safety. In order to reaching the above mentioned audiences the company will consider many implementation issues, which are different than broadcasting sporting event through social media, and provide the proper solutions by the company will utilize its capacities and potentiality to become the world’s most versatile camera for commercial and personal uses.

Market

We believe that the action camera industry is still an emerging growth market. Action cameras, including our Helmet System, are used to capture extreme action sports or activities and can capture high-speed and high-quality images. The average cameras are incapable of capturing high-speed actions and are not designed for rugged conditions, including extreme weather. By contrast, action cameras are compact, lightweight, designed for rugged conditions, and can be worn by the person or mounted on vehicles.

We believe that the market of the action cameras is experiencing growth. The entry of new competition is expected to have a subsequent effect on the price, features, and quality of action cameras. The technical and economical conditions mentioned above are expected to be beneficial for consumers, as action camera with enhanced quality and features are expected to be available at low prices. An increase in the number of new vendors is one of the major trends in the market.

THE ACTION CAMERA INDUSTRY

According to Future Source Consulting, Ltd., the economic outlook for future growth in the action camera industry is outstanding based on product and social demand that has led analysts to expect a compounded annual growth rate of 22.2% between the years of 2014-2019 (Global Action Camera Market, 2015). The compounded annual growth mentioned above is due in large part to the continual growing demand for broadcasting through social media sites (such as YouTube, Facebook, Twitter, and Instagram) and by which new players are entering the market.

Target Customers

We have identified professional market targets that are comprised of broadcasting and sport entertainments industries and also a consumer market target that consists of active adult between the ages 21 to 45 and a secondary market of teens and young adults between the ages of 12 to 19.

•

Professional Clientele: The Company’s professional market is represented by professional major corporations that are in the global broadcasting media industry and major league sports organizations such as college, professional hockey and football franchises. The Company expects to attain and retain over 80% of the broadcasting and sport entertainments market targets.

•

Retail Clientele: The Company’s retail market is represented primarily by young customers that are active, extreme sports enthusiasts, amateur athletes, passionate, adrenaline junkies, and all around adventurous individuals who document and also share their lives on social media devices. The actions of extreme activities are various and range from skydiving, surfing, and mountain biking that can be documented and shared by people who love the company's action camera and the clarity of its crystal quality video that can be shared as an experience in real time on social medias.

It should be noted that there is a second segment within the retail market that is represented by young adult between the ages of 18-21 that tend to travel with friends and companions on short outings and trips that fit the clientele hobbies and interests. The clientele of the second segment is the highest of the social media users between the ages of 22-45.

The individuals and groups want to share their selfie photos and videos on social media and 47% of this category is reported to use the Internet as their source of information. The individuals and groups of the second segment also spend an average of 29 or more hours per week online distributing and consuming media.

Competition

Our primary competitors include:

1) GoPro Hero 4

2) Sony Action Cam

3) Polaroid Cube

4) Drift Ghost HD

Pioneers of innovative technologies often end up being savaged by new competitors. For example, Apple did not invent the smartphone, but it knocked out early leaders such as BlackBerry. However, until recently GoPro almost looked like the exception to the rule.

Sony Action Cam; Sony has taken a hands on approach to its strategy. Doing experiential marketing at large events such as the Electric Daisy Carnival, Sony gained an organic connection to its market. Setting up booths where the consumers can get hands on experience to Sony products while also promoting their name through the sponsorship has worked well. Also, sports celebrities like Tony Hawk have joined Sony’s Action Team and helped promote the action cam.

Polaroid Cube; Polaroid took an interesting leap with their new Cube action camera. Before the release date, Polaroid offered presale orders from a trendy photography website called Photojojo. This 15 allowed Polaroid to penetrate the creative, young, and tech savvy target market and launch the Cube with success. Although the Cube is new to the market, Polaroid’s strategy of differentiating the Cube as an introductory action camera is expected to do well in the future.

Drift Innovation HD Ghost; Drift is trying to create a global digital launch campaign incorporating social media, PPC advertising, YouTube, digital partnerships and online PR. With video at its core, channels were 16 leveraged to drive audiences to experience the brand and product launch content through the Drift brand page allowing maximum control over audience experience.

12-month Plan of Operation

In the next twelve months, we plan of manufacture, market and/or license our Helmet System to broadcast companies and other prospective users of our technology.

Patents, Trademarks, Licenses, Franchise Restrictions and Contractual Obligations & Concessions

We rely on a combination of trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product designs and marks. We hold title to U.S. Patent Application No. 15/079,847, “Helmet System” (referenced as the “Patent,” above) and related technology for a helmet camera system, including intellectual property covered by the Patent. The Patent covers technology designed to wirelessly transmit video images from a small, mobile camera to live broadcast.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

We do not believe that government regulation will have a material impact on the way we conduct our business, however, any government regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business and operating results.

Research and Development Activities and Costs

We incurred $0 in research and development costs for the fiscal year ended April 30, 2017.

Employees and Employment Agreements

Daniel Serruya (director, President and Chief Executive Officer), Brian Keasberry (Secretary and Treasurer) and Gary Shields (Chief Technology Officer) are non-employee officers and/or directors of the Company, and none of them has an employment agreement with the Company. We have no employees.

Facilities

We currently do not rent any real property or offices. Our current business address is 411 Eastgate Road, Suite A, Henderson, Nevada 89011.

ITEM 2: DESCRIPTION OF PROPERTIES

The Company rents approximately 400 square feet of office space at 411 Eastgate Road, Suite A, Henderson, Nevada, 89011.

ITEM 3: LEGAL PROCEEDINGS

None.

Item 4: MINE SAFETY DISCLOSURES

None.

Item 5: MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our shares of common stock are quoted on the OTCPink tier of the OTC Markets Group, Inc. (the “OTC Markets”) under the stock symbol “BRKK”. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Markets. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
April 30, 2017	0.413	0.15
January 31, 2017	0.31	0.15
October 31, 2016	0.60	0.19
July 31, 2016	0.55	0.20
April 30, 2016	0.50	.19
January 31, 2016	3.80	.19
October 31, 2015	3.90	1.45
July 31, 2015	11.25	2.15

____________

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of the date of this filing, there were approximately 54 holders of record of our common stock and one holder of our Series A Preferred Stock. As of such date, 57,495,105 shares of common stock and one share of Series A Preferred Stock were issued and outstanding.

Our transfer agent is Action Stock Transfer. Their mailing address is 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, Utah 84121, and their telephone number is (801) 274-1088.

Equity Compensation Plans

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended April 30, 2017.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

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

Overview

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal year ended April 30, 2017 should be read in conjunction with the financial statements of the Company and related notes included therein.

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

On or about February 27, 2017, Christopher Stramacchia, President of iSee Automation, notified the Company that it believes that iSee Automation terminated the Agreement for Services. The Company believes that there is no basis in law or equity for iSee Automation to unilaterally decide to terminate the Agreement for Services and plans to enforce its rights thereunder. Since their usage the helmets and their transmitting devices have been held without permission by ISee Automation.

As of April 30, 2017, ISee Automation was holding the Helmets and transmission equipment. Based on the lack of access to the Equipment the Company has elected to impair the assets related to the ISee Automation agreement resulting is an amortization charge of $105,133 and impairment of intangible assets of $1,494,867 for the intellectual property.

On June 15, 2017, the Company increased its number of authorized shares to 2,001,000,000 with 1,000,000 designated as preferred shares with a par value of $0.001 and 2,000,000,000 designated as common stock with a par value of $0.001.

On June 15, 2017, the Company designated one share of preferred stock as Series A preferred at a par value of $0.001. The series A preferred carries a voting right equal to 110% of the total voting rights of the outstanding common stocks. In addition, Brian Keasberry the series A shareholder was elected a director known as the Series A director. The Series A Director must approve any future amendments of the Company’s articles and other activities of the Company.

On June 16, 2017 Brian Keasberry resigned as President of the Company and was designated the Series A director. On June 16, 2017 Daniel Serruya was elected President, CEO, and a Director of the Company.

To date the Company has generated minimal revenues, and has relied on equity and debt financing

Liquidity and Capital Resources

Since inception, the Company’s most significant change in liquidity or capital resources or stockholders’ equity has been receipts of proceeds from offerings of its capital stock and debt. The Company’s consolidated balance sheet as of April 30, 2017 reflects the issuance of convertible debt of $375,589 ($299,522, net of discount and amortization) and other debt issued of $220,590 ($201,785, net of discount and amortization) which is not convertible. The convertible debt outstanding of $75,089 is convertible into 15,017,800 shares at $0.005 per share and $10,000 into 200,000 shares at $0.05 per share. The debt is payable on demand and does not bear interest. The Convertible debt outstanding of $37,500 is convertible into 187,500 shares at $0.20 per share and bears interest of 8% per annum. The convertible debt outstanding of $253,000 bears interest rates of 8%-12% and are convertible into common stock shares at variable discount rates between 35% to 55% of the lowest closing price of the shares for the 20-25 days prior to conversion. An initial 43,999,495 shares were reserved for the conversion of the notes of which 4,111,905 have been issued leaving a net reserved of 39,887,590.

At April 30, 2017, the Company had negative working capital of $3,104,550 which consisted of current assets of $34,860 and current liabilities of $3,139,410. The current liabilities of the Company at April 30, 2017 are composed primarily short term debt of $220,590 ($201,785, net of discount), convertible notes payable of $375,589 ($299,522, net of discount), accounts payable and accrued expenses of $58,626, derivative liability of $2,444,137, deferred revenue of $10,000 and accrued compensation related party of $125,340.

Cash flows used in operating activities during the year ended April 30, 2017 was $123,906 compared to cash flow used of $30,435 for the same period in 2016. This represents a negative change of $93,471. The primary factor to the difference in cash flow used in 2017 over 2016 was the increased net loss in 2017 verses 2016.

Cash flows used in investing activities for the year ended April 30, 2017 was $154,508 and zero in 2016. The increase in the 2017 over 2016 for the same periods was due to the purchase of the camera helmet and transmitting equipment in 2017.

Cash flows provided by financing was $306,662 for the year ended April 30, 2017 compared to $34,000 for the same period in 2016. The 2017 financing consist of proceeds from convertible debt of $227,000, notes payable $90,512 and net repayment to related parties of $105,375 and proceeds from related parties of $94,525 in 2017.

As of April 30, 2017, the Company had assets of $34,860 and liabilities of $3,139,410 as compared to assets of $10,475 and liabilities of $372,243 as of April 30, 2016. Stockholders’ deficit as of April 30, 2017 was $3,104,550 compared to a deficit of $361,768 as of April 30, 2016. Liabilities increased in 2017 due to the issuance of debt to pay for the ongoing operations of the Company plus the derivative liability of $2,444,137 due to tainted notes. The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan. The Company will need additional capital to fund that proposed operation.

As shown in the accompanying consolidated financial statements, BRK has a working capital deficit of $3,104,550 as of April 30, 2017 and incurred a loss from operations of $2,573,202 for the year ended April 30, 2017. Unless profitability and increases in stockholders’ equity continues, these conditions raise substantial doubt as to BRK’s ability to continue as a going concern. The April 30, 2017 financial statements do not include any adjustments that might be necessary if BRK is unable to continue as a going concern.

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

Results of Operations

The Company has engaged in limited operations and attempted to market the products. For the year ended April 30, 2017, the Company had $40,000 of related party revenue presented as $4,901, net, as compared to zero in the same period in 2016. For the year ended April 30, 2017, the Company had operating expenses of $2,578,103 and a net loss from operations of $2,573,202. For the year ended April 30, 2016, the Company had operating expenses of $67,148 with a net loss from operations of $67,148.

The primary expenses for the Company include consulting, legal and other operating costs. During the year ended April 30, 2017 the Company incurred consulting costs of $693,325, professional legal, filing and accounting fees of $35,307, compensation for related parties of $30,325, depreciation and amortization of 127,033 and other normal business costs of $62,602 plus a one-time impairment of assets of $1,629,511. Other income, net totaled $1,600,619 consisting of a gain in fair value of $1,694,867, debt extinguishment expense of $15,000 along with interest expense of $79,248. During the same period ended in 2016 professional legal and accounting fees were $28,395, compensation for related parties $30,000, depreciation of $3,031 and other normal business costs of $5,722 along with interest expense of $4,080.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8: FINANCIAL STATEMENTS

BRK, Inc.

April 30, 201 and April 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

BRK, Inc.

Henderson NV

We have audited the accompanying consolidated balance sheets of BRK, Inc. and its subsidiary (collectively, the “Company”) as of April 30, 2017 and 2016 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of April 30, 2017 and 2016 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficit and has suffered recurring losses from operations and negative operating cash flows which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

August 14, 2017

BRK, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$32,860	$4,612
Advance receivable	2,000	--
Inventory	--	808
Total Current Assets	34,860	5,420
Fixed assets
Production equipment, net of accumulated depreciation of zero and $18,835 respectively	--	5,055
Total Assets	$34,860	$10,475

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expense	$58,626	$18,264
Accrued compensation – related party	125,340	99,950
Convertible notes payable – related party	7,089	7,089
Convertible notes payable- net of unamortized discount	292,433	115,500
Short term debt - related parties	75,690	86,540
Short term debt – net of unamortized discount	126,095	44,900
Derivative liabilities	2,444,137	--
Deferred revenue	10,000	--
Total Current Liabilities	3,139,410	372,243

Total Liabilities	3,139,410	372,243

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding as of April 30, 2017 and 2016	--	--
Common stock, $0.001 par value 2,000,000,000 shares authorized; 50,383,200 and 43,083,200 shares issued and outstanding, as of April 30, 2017 and 2016, respectively	50,383	43,083
Additional paid-in capital	(1,786,532)	(9,033)
Accumulated deficit	(1,368,401)	(395,818)
Total Stockholders’ Deficit	(3,104,550)	(361,768)

Total Liabilities and Stockholders’ Deficit	$34,860	$10,475

The accompanying notes are an integral part of these consolidated financial statements.

BRK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2017	2016

Revenue, net related party	$4,901	$--

Operating expenses
Amortization and depreciation	127,033	3,031
Loss on write-off of obsolete inventory	1,827	--
Loss on impairment of assets	1,629,511	--
General and administrative expenses	819,732	64,117
Loss from operations	(2,573,202)	(67,148)

Other income (expense)
Loss on extinguishment of debt	(15,000)	--
Change in fair value of derivative liabilities	1,694,867	--
Interest expense	(79,248)	(4,080)
Other income (expense)	1,600,619	(4,080)

Net loss	$(972,583)	$(71,228)

Basic and diluted net loss per common share	$(0.02)	$(0.00)

Weighted average number of common shares outstanding: basic and diluted	49,175,666	43,083,200

The accompanying notes are an integral part of these consolidated financial statements.

BRK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended April 30, 2017 and 2016

			Additional		Total Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at April 30, 2015	43,083,200	$43,083	$(9,033)	$(324,590)	$(290,540)

Net loss	--	--	--	(71,228)	(71,228)

Balance at April 30, 2016	43,083,200	43,083	(9,033)	(395,818)	(361,768)
Common stock issued for services	2,000,000	2,000	658,000	--	660,000
Common stock issued for acquisition of patent application	5,000,000	5,000	1,595,000	--	1,600,000
Common stock issued for debt extinguishment	50,000	50	14,950	--	15,000
Common stock issued with debt	250,000	250	18,555	--	18,805
Derivative instruments reclassified as liabilities	--	--	(4,064,004)	--	(4,064,004)

Net loss	--	--	--	(972,583)	(972,583)

Balance at April 30, 2017	50,383,200	$50,383	$(1,786,532)	$(1,368,401)	$(3,104,550)

The accompanying notes are an integral part of these consolidated financial statements.

BRK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For Years Ended April 30, 2017 and 2016

	2017	2016

Cash flows from operating activities:
Net loss	$(972,583)	$(71,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127,033	3,031
Write-down of machine not being used	1,019	--
Impairment of assets	1,629,511	--
Stock based compensation	660,000	--
Shares issued as inducement for loan extension	15,000	--
Amortization of debt discounts	34,421	--
Gain on derivative liabilities	(1,694,867)	--
Changes in operating assets and liabilities:
Decrease in inventory	808	--
Increase in accounts payable and accrued expense	40,362	10,002
Increase in deferred revenue	10,000	--
Increase in accrued compensation-related party	25,390	27,760
Net cash used in operating activities	(123,906)	(30,435)

Cash flows used in investing activities
Advance receivable	(2,000)	--
Acquisition of fixed assets	(152,508)	--
Net cash used in investing activities	(154,508)	--

Cash flows from financing activities:
Proceeds from notes payable - related party	94,525	34,000
Repayment of notes – related party	(105,375)	--
Proceeds from convertible debt	227,000	--
Proceeds from notes payable	90,512	--
Net cash provided by financing activities	306,662	34,000

Net increase in cash	28,248	3,565
Cash – beginning of year	4,612	1,047
Cash – end of year	$32,860	$4,612

SUPPLEMENT DISCLOSURES:
Interest paid	$32,000	$--
Income taxes paid	--	--

Noncash financing and investing activities:
Common stock issued for intangible assets	$1,600,000	$--
Discount due to shares issued for inducement of debt	18,805	--
Debt offering cost on short term debt	9,488	--
Debt offering costs on convertible debt	26,000	--
Discount due to derivative liabilities	75,000	--
Derivative instruments reclassified from equity to liabilities	4,064,004	--
Short term notes exchanged for convertible notes	--	37,500

The accompanying notes are an integral part of these consolidated financial statements.

BRK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

BRK, Inc. (“we”, “our” “BRK” or the “Company”) was incorporated on May 22, 2008 as a Nevada corporation. The Company has developed a product for the repair of hanging venetian blinds. As part of this development the Company has completed the development and is building a machine to make the parts for blind repair that it is selling. The development and testing of the machine was completed with limited production following and the Company reduced its work in the blind repair kit market space. During the year ended April 30, 2017, the Company terminated the blind repair business and wrote off the equipment related to the line of business.

On December 21, 2015, the Company filed, with the Secretary of State of the State of Nevada, a Certificate of Change, effecting a ten-for-one (10:1) forward split of the Company’s issued and outstanding shares of common. The forward split took effect on the over-the-counter markets on January 12, 2016. All share and per share amounts herein have been retroactively adjusted to reflect the forward stock split.

On May 6, 2016, the Company acquired intangible assets from ISee Automation for 5,000,000 shares of common stock with a fair market value of $1,600,000 based on the Company’s stock price at the date of issuance. The intangible assets consist of a patent application and related know-how, technology and plans to commercialization related to covers the placement of video cameras and supporting equipment into helmets used by various athletics such as hockey. Life video can then be transmitted from the player’s helmet in real time for display on sports events broadcasts. The Company received the RefCam helmets produced by a third party and used the devises to broadcast various hockey events.

On or about February 27, 2017, Christopher Stramacchia, President of iSee Automation, notified the Company that it believes that iSee Automation terminated the Agreement for Services. The Company believes that there is no basis in law or equity for iSee Automation to unilaterally decide to terminate the Agreement for Services and plans to enforce its rights thereunder. Since their usage the helmets and their transmitting devices have been held without permission by ISee Automation.

As of April 30, 2017 ISee Automation was holding the Helmets and transmission equipment. Based on the lack of access to the Equipment the Company has elected to impair the assets related to the ISee Automation agreement resulting is an amortization charge of $105,133 and impairment of intangible assets of $1,494,867 for the intellectual property.

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

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly-owned subsidiary ISee Sports, Inc. All material intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

BRK considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories consisting of finished goods, are stated at the lower of cost of market using the first-in; first-out (FIFO) cost method of accounting.

Revenue Recognition

The Company receives revenue though a related party for the use of the Company’s equipment on the broadcasting of hockey games from the ref cam, a camera worn on the helmet of the referees. The revenue is recognized first by a related party which holds the initial agreement with the broadcaster when the event being broadcasted is completed. The related party pays the Company upon receipt of payment from the broadcaster. The revenues are reported on a net basis with the deductions for directs costs being deducted from the revenue.

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

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. (See Note 9–Impairment of Assets)

Basic and diluted net income per share

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses and shareholder loans. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Financial assets and liabilities recorded at fair value in our consolidated balance sheets are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Level 1— Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2— Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3— Inputs reflecting management’s best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration and noted one variable convertible note qualified as a derivative and thus tainted the fixed conversion notes requiring the notes to accounted for as derivative liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of April 30, 2017 and 2016:

	Level 1	Level 2	Level 3	Total
As of April 30, 2016:
Assets
None
Liabilities
Derivative liability	$-	$-	$-	$-
As of April 30, 2017
Assets
None
Liabilities
Derivative liability	$-	$-	$2,444,137	$2,444,137

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

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued ASU No. 2017-11, ”Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the implementation date and the impact of this amendment on its financial statements.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, BRK has an accumulated deficit of $1,368,401 and negative working capital of $3,104,550 as of April 30, 2017. Unless profitability and increases in stockholders’ equity continues, these conditions raise substantial doubt as to BRK’s ability to continue as a going concern. The April 30, 2017 financial statements do not include any adjustments that might be necessary if BRK is unable to continue as a going concern. Management plans to continue to raise funds through debt and equity financing to grow the business to profitability.

NOTE 4 – CONCENTRATION OF REVENUE

The Company relies on one customer which is a related party, as its sole source of revenue. Should the Company lose that customer, the Company may lose its only source of revenue. (See Note 14–Commitment and Contingencies regarding the current dispute with iSee Automation)

NOTE 5 – INCOME TAXES

The Company follows Accounting Standards Codification 740, Accounting for Income Taxes. During 2017, there was a change in control of the Company.

Under section 382 of the Internal Revenue Code such a change in control negates much of the tax loss carry forward and deferred income tax. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. For federal income tax purposes, the Company uses the accrual basis of accounting, the same that is used for financial reporting purposes.

The Company did not have taxable income for the years ended April 30, 2017 or 2016.The Company’s deferred tax assets consisted of the following as of April 30, 2017 and 2016:

	2017	2016
Total deferred tax asset	244,274	138,536
Valuation allowance	(244,274)	(138,536)
Net deferred tax asset	$-	$-

The Company had a net loss of $972,583 for the year ended April 30, 2017 and $71,228 for the same period in 2016. As of April 30, 2017, the Company’s net operating loss carry forward was $697,927 that will begin to expire in the year 2034. The Company has not filed any tax returns which leaves the years from inception to date open for IRS inspection.

NOTE 6 – RELATED PARTY TRANSACTION

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

During the year ended April 30, 2016 the Company issued four notes for $11,000 in cash to an entity controlled by an officer of the Company. The notes are demand notes and bear no interest. During the year ended April 30, 2017, the Company repaid $11,000 to the related party leaving a balance of zero due to the related party as of April 30, 2017.

During the year ended April 30, 2017 a related party advanced the Company $94,025 and repaid the related party $93,750 leaving a balance due to the related party for $63,815.

During the year ended April 30, 2017 the Company repaid $125 to a related party leaving a balance due to the related party for $8,875.

During the year ended April 30, 2017 an officer of the Company advanced the Company $500 and repaid the related party $500 leaving a balance due to the related party for $3,000.

As of April 30, 2017 and 2016, $75,690 and $86,540, respectively, was due to the related parties.

These notes are unsecured; bear interest between 0% and 12%, and due on demand.

The total compensation for the CEO for the fiscal years ended April 30, 2017 and 2016 was $30,325 and $30,000, respectively. As of April 30, 2017, and 2016, the Company has accrued $125,340 and $99,950, respectively, in unpaid fees to the officer.

On May 6, 2016, the Company acquired a patent application from ISee Automation for 5,000,000 shares of common stock with a fair value of $1,600,000. Upon the issuance of the shares ISee became a related party but were not considered a related party as of yearend as their number of shares in the Company was less than 10%. (See Note -9: Impairment of Fixed Assets and Patent; See Note -15: Commitment and Contingencies)

As of April 30, 2017, the balance of convertible notes payable to related parties was $7,089. The notes are convertible at $0.005, bears no interest, and are due on demand.

During the year ended April 30, 2017, the Company advanced $2,000 to an entity controlled by an acquaintance of the sole officer of the Company. The cash advance is unsecure, bears no interest and is due on demand. The receivable was subsequently repaid to the Company in May 2017.

NOTE 7 – EQUITY

On December 21, 2015, the Company filed, with the Secretary of State of the State of Nevada, a Certificate of Change, effecting a ten for-one (10:1) forward split of the Company’s issued and outstanding shares of common. The forward split took effect on the over-the-counter markets on January 12, 2016. All share and per share amounts herein have been retroactively adjusted to reflect the forward stock split.

On May 6, 2016 the Company acquired a patent application from ISee Automation for 5,000,000 shares of common stock with a value of $1,600,000. On May 17, 2016, the Company paid $10,000 to said company in consideration of an agreement to develop a new Wi-Fi broadcasting camera. (See Note 14–Commitment and Contingencies regarding the current dispute with iSee Automation)

The assets are carried at cost, less accumulated amortization. Amortization is provided principally on the straight-line basis method over the estimated useful lives of 15 years. For the year ended April 30, 2017 the Company recorded amortization of $105,133. (See Note 9–Impairment of Assets)

On October 20, 2016, the Company completed two separate consulting agreements with two entities. Both agreements are for a term of one year with the combined compensation being 2,000,000 shares of common stock issued at fair value of $0.33 per share for a total value of $660,000. Per the agreements, the shares were deemed earned at the date of the agreement and thus expensed in the year ended April 30, 2017

On November 11, 2016, the Company issued 250,000 shares of common stock as an inducement for the issuance of notes to two individuals with a relative fair value of $18,805 and was accounted for as debt discounts.

On February 7, 2017 the Company issued 50,000 shares of common stock to one individual as an inducement to extend one loan with a relative fair value of $15,000 which was accounted for as a loss on debt extinguishment. The loan was extended to May 20, 2017 and is currently in default.

NOTE 8 – FIXED ASSETS

The Company developed a machine to manufacture repair parts to repair hanging venetian blinds. In addition, the Company has purchased molds from an outside vendor for $3,700 to extrude the product necessary to manufacture their product. As the machine and mold are ready to be put into production, the assets have been classified as a fixed asset and will be depreciated over the estimated useful life of 3 years. The Company incurred depreciation of $21,900 and $3,031 as of April 30, 2017 and 2016, respectively.

The net fixed asset related to the repair kit machine as of April 30:

	Equipment
	2017	2016
Equipment	23,890	23,890
Depreciation	(23,890)	(18,835)
Net	--	5,055

During the year ended April 30, 2017, Company acquired assets which included helmets with cameras, receiving devises which the Company had paid for their development and production for a total value of $152,508. The Company incurred depreciation of these fixed assets of $16,845 during the year ended April 30, 2017. As the Company was not in possession of the assets as of April 30, 2017, they elected to impair the assets resulting in an impairment cost of $134,644. (See Note 9 Impairment of Fixed Assets)

The net fixed asset related to the acquired assets as of April 30:

	Equipment
	2017	2016
Equipment	152,508	--
Depreciation	(16,845)	--
Write-down of the machine not being used	(1,019)	--
Impairment	(134,644)	--
Net	--	--

NOTE 9 – IMPAIRMENT OF FIXED ASSETS AND PATENT

The Company reviewed the status of its assets which included helmets with cameras, receiving devises which the Company had paid for their development and production. As of April 30, 2017 the Company was not in possession of the equipment and it was being unlawfully held by ISee Automation pending the outcome of their disagreement with the latter. Based on the lack of physical possession and non-control of these assets the Company elected as of April 30, 2017 to impair the assets resulting in an impairment cost of $134,644.

On May 6, 2016, the Company acquired a patent application from ISee Automation for 5,000,000 shares of common stock with a fair value of $1,600,000. The assets were carried at cost, less accumulated amortization. Amortization is provided principally on the straight-line basis method over the estimated useful lives of 15 years. Based on the status of the asset as a provisional patent application and the ongoing development of the asset by the Company, the Company elected as of April 30, 2017 to impair the assets resulting in an impairment cost of $1,494,867.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

On November 28, 2016, the Company issued a convertible promissory note to an entity with a face value of $53,000 and bearing interest at 12% per annum. Debt issuance costs of $7,000 were recognized as a discount to the note. The note matures on August 28, 2017. The net proceeds to the Company was $46,000 net of legal fees of $2,000 and due diligence fees of $5,000. The note and accrued interest is convertible 180 days after the date of issuance of the note into common stock of the Company at 50% discount to lowest trading price during the 20 days prior to the date of the conversion. The note is secured by 10,000,000 shares of common stock in book entry with the Transfer Agent to be cancelled if the note is paid back per the agreement. 1,451,905 shares of common stock have been issued subsequent to year end at the request of debt holder. (See Note 16 – Subsequent Events.)

On December 1, 2016, the Company issued a convertible note to an entity with a face value of $75,000 bearing interest at 10%. The net proceeds to the Company was $69,000 with legal and due diligence fees of $6,000. The note is due on December 1, 2017 and is convertible at or any time after March 3, 2017 at lower of closing price of the common on the trading day preceding the closing date or 55% of the lowest sales price during the 20 preceding days to conversion with a floor of $.00001. If the value of the Company’s common stock falls below $0.155 and or the Company’s common stock is chilled by the DTC, the 55% is reduced to 40% and if the common stock is not deliverable via DTC an additional 5% discount is added. The holder of the note can convert the note up to 4.9% of Company’s outstanding common stock. The note is secured by 22,174,347 shares of common stock in book entry with the Transfer Agent to be cancelled if the note is paid back per the agreement. 2,660,000 shares of common stock have been issued subsequent to year end at the request of debt holder. See Note 16 – Subsequent Events. The reserve amount will be increase by a factor of 2 each time the Company enters into a subsequent convertible note. Under ASC 815, this note requires liability classification and must be measured at fair value at the end of each reporting period. (See Note 12 – Fair Value Measurements)

On February 3, 2017, the Company issued a convertible note to Auctus Fund LLC with a face value of $75,000 bearing interest at 12%. The net proceeds to the Company was $69,000 with legal and due diligence fees of $6,000. The note is due on November 3, 2017 and is convertible 180 days after the issuance of the note at lower of 55% multiplied by the lowest trading price during the previous 25 days prior to the date of this note or 55% of the lowest sales price during the 25 preceding days prior to the conversion date. The holder of the note can convert the note up to 4.99% of Company’s outstanding common stock. The note is secured by 5,555,556 shares of common stock in book entry with the Transfer Agent to be cancelled if the note is paid back per the agreement. If the reserve is not maintained at the adequate amount the face value of the note may increase by $5,000.

On March 4, 2017, the Company issued a convertible note to Crown Bridge Partners, LLC with a face value of $50,000 bearing interest at 8%. The net proceeds to the Company was $43,000 with legal and due diligence fees of $7,000. The note is due on March 2, 2018 and is convertible 180 days after the issuance of the note at 58% multiplied by the lowest trading price during the previous 20 days prior to the conversion date. The holder of the note can convert the note up to 4.9% of Company’s outstanding common stock. The note is secured by 6,269,592 shares of common stock in book entry with the Transfer Agent to be cancelled if the note is paid back per the agreement.

As of April 30, 2017 and 2016 the Company owes $115,500 and $115,500, respectively, to multiple convertible promissory note holders for proceeds received during fiscal year April 30, 2012. These notes bear interest at 0%, are due on demand and are unsecured. The notes are convertible into the Company’s common stock. The notes have a conversion price as follows:

$68,000	$0.005
$10,000	$0.05
$37,500	$0.20

As of April 30, 2017 and 2016 the Company owed $368,500 ($292,433 net of discount) and $115,500, respectively, in non-related party convertible promissory notes.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 “Derivatives and Hedging” and ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted the conversion feature on one note for $75,000 triggered derivative accounting. In addition, the variable note tainted the notes with fixed conversion rates created a derivative liability of $4,064,004 on date of initial measurement. (See Note 12 - Fair Value Measurement)

NOTE 11 – CONVERTIBLE NOTES TO RELATED PARTY

As of April 30, 2017 and 2016, the Company owes $7,089 in convertible related party notes. The notes bear interest at 0%, are due on demand and are unsecured. The notes are convertible at $0.005 into the Company’s common stock.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 “Derivatives and Hedging” and ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted one variable convertible note qualified plus tainted the fixed conversion notes requiring the notes to accounted for as derivative liabilities. (See Note 12 - Fair Value Measurement)

NOTE 12 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITIES

As defined in (Financial Accounting Standards Board ASC 820), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 –	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 –	Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 –	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration and noted one variable convertible note qualified as a derivative and thus tainted the fixed conversion notes requiring the notes to accounted for as derivative liabilities

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as April 30, 2017 and 2016.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities as of April 30,2017	$--	$--	$2,444,137	$2,444,137

Derivative liabilities as of April 30, 2016	$--	$-	$--	$--

As of April 30, 2017 and April 30, 2016, the aggregate fair value of the outstanding derivative liabilities was $2,444,137 and $0, respectively. For the year ended April 30, 2017 and 2016, the net gain on the change of fair value was $1,694,867 and $0, respectively.

The Company estimated the fair value of the derivative liabilities using the Black Scholes option pricing model using the following key assumptions during the year ended April 30, 2017:

Expected Dividend	0%
Expected terms	.50
Volatility	243.54% -260.97%
Risk free rate	.98% -1.09%

The following table represents the change in the fair value of the derivative liabilities during the year ended April 30, 2017:

Fair value of derivative liabilities as of April 30, 2016	$--
Derivative labilities reclassified from equity upon tainting	4,064,004
Derivative liability recognized as debt discount	75,000
Change in fair value of derivatives	(1,694,867)
Fair value of derivative liabilities as of April 30, 2017	$2,444,137

NOTE 13 – NOTES PAYABLE

On November 10, 2016, the Company issued a secured promissory note to an individual for $50,000 with net proceeds after cost of $45,256 in cash. Debt issuances cost of $ 4,744 were recognized as a discount on the note. The note matured on February 10, 2017 with an 8% per month interest rate with interest payments of $4,000 payable on December 10, 2016, January 10, 2017, and February 10, 2017. As part of the note agreement the Company issued 125,000 shares of common stock with a relative fair value of $9,402 to the note holder. The note is secured by 2,500,000 shares of common stock in book entry with the Transfer Agent to be cancelled if the note is paid back per the agreement. The note is currently in default and the shares 2,500,000 shares securing the note mentioned above have not been issued as of the date of this filing.

On November 10, 2016, the Company issued a secured promissory note to an individual for $50,000 with net proceeds after cost of $45,256 cash. Debt discount costs of $4,744 were recognized as a discount to the note. The note matures on February 10, 2017 with an 8% per month interest rate with interest payments of $4,000 payable on December 10, 2016, January 10, 2017, and February 10, 2017. As part of the note agreement the Company will issue 125,000 shares of common stock with a relative fair value of $9,403 to the note holder. The note is secured by 2,500,000 shares of common stock in book entry with the Transfer Agent to be cancelled if the note is paid back per the agreement. On February 7, 2017 the Company issued 50,000 shares of common stock as an inducement extending the notes maturity date to May 20, 2017. The shares were measured to have a relative fair value of $15,000 which was accounted for as a debt extinguishment. The note is currently in default and the 2,500,000 shares securing the note have not been issued as of the date of this filing.

As of April 30, 2017 and 2016, the company's total notes payable to non-related parties was $144,900 and $44,900, respectively. The notes are unsecured; bear no interest and due on demand.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

On February 21, 2016, the Company signed a worldwide license agreement to manufacture and distribute the O2Trainer. The product is used by individuals in physical training. The Company will pay a 10% royalty on all sales through February 21, 2026. As of April 30, 2017, there have been no sales of the product.

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

Although we have clear title to and no restrictions to use our intellectual property, disputes may arise regarding the Revenue Transfer Agreement, including but not limited to, the scope and duration of payment of royalties’ other interpretation-related issues.

On May 17, 2016, the Company entered into that certain Agreement for Services, dated May 17, 2017, by and among the Company, iSee Automation Inc. (Ontario), and Christopher Stramacchia. Pursuant to the terms and conditions of the Agreement for Services, “[any patents derived from the research done jointly and severally by all the above named parties shall be the property of BRK, Inc.,” in consideration for the Company paying $10,000 to iSee Automation (Michigan), which $10,000 the Company paid to iSee Automation (Michigan) on or about May 17, 2016.

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

NOTE 15 – SUBSEQUENT EVENTS

On May 18, 2017, the Company issued 3,000,000 shares of common stock at $0.0005 to the convertible note holder 0832322 BC, Ltd. for $1,500 of convertible debt. Per the note agreement 300,000 shares were to be issued at $0.005 per share for the $1,500 conversion, however 3,000,000 shares were issued due to the forward 10:1 split of the Company common stock on December 21, 2015 which occurred subsequent to date of the note issuance.

On May 18, 2017, the Company issued 1,451,905 shares of common stock at $0.013775 to the convertible note holder JSJ for $20,000 of convertible debt.

On June 8, 2017, the Company issued 2,660,000 shares of common stock at $0.01102 to the convertible note holder EMA Financial for $29,313 of Convertible debt.

On June 15, 2017, the Company increased its number of authorized shares to 2,001,000,000 with 1,000,000 designated as preferred shares with a par value of $0.001 and 2,000,000,000 designated as common stock with a par value of $0.001.

On June 15, 2017, the Company designated one share of preferred stock as Series A preferred at a par value of $0.001. The series A preferred carries a voting right equal to 110% of the total voting rights of the outstanding common stocks. In addition, the series A shareholders can elect a director. The Series A director must approve any future amendments of the Company’s articles and other activities of the Company. Brian Keasberry was granted one share of Series A preferred stock on June 15, 2017 and was elected the Series A Director on June 16, 2017.

On June 16, 2017 Brian Keasberry resigned as President of the Company, continued as the Secretary and Treasurer and was designed the Series A Director. On June 16, 2017 Danie Serruya was elected President, CEO and a Director of the Company.

On July 5, 2017, ISee Sports Inc., a wholly owned subsidiary of the Company issued a $20,000 convertible note to one individual for cash. The convertible note bears interest at 8% per annum, matures on July 4, 2019 and is convertible at the note holders option into shares of the subsidiary ISee sports, Inc at $1.00 per share or into shares of the parent BRK, Inc., at 60% of the average closing price of the common stock of BRK for 10 days immediately prior to conversion.

ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of April 30, 2017.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of April 30, 2017, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the 2013 version of Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Michael Winterhalter, our President and Chief Executive Officer, and a director, who also serves as our principal financial officer and principal accounting officer, Mr. Winterhalter concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Mr. Winterhalter, our President, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of April 30, 2017.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended April 30, 2017, that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

Amendments to Articles of Incorporation

Increase in number of shares of common stock authorized for issuance.

On July 27, 2017, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to its Articles of Incorporation to increase the number of shares of common stock its authorized capital from 100,000,000 shares of common stock to 2,000,000,000 shares of common stock.

Certificate of Designation creating Series A Preferred Stock.

On June 15, 2017, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation to its Articles of Incorporation to designate a series of preferred stock designated as “Series A Preferred Stock.” The number of shares of Series A Preferred Stock is one, and such share has been offered and sold to Brian Keasberry.

The Series A Preferred Stock contains protective provisions which precludes the Company from taking the certain actions without the holders of a majority of the Series A Preferred Stock (or that of any person to whom the one share of Series A Preferred Stock is transferred) approval. More specifically, so long as any shares of Series A Preferred Stock are outstanding, the Company shall not, without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock, voting as a separate class:

(a) amend the Articles of Incorporation or, unless approved by the Board of Directors, including by the Series A Director, amend the Company’s Bylaws;

(b) change or modify the rights, preferences or other terms of the Series A Preferred Stock, or increase or decrease the number of authorized shares of Series A Preferred Stock;

(c) reclassify or recapitalize any outstanding equity securities, or, unless approved by the Board of Directors, including by the Series A Director, authorize or issue, or undertake an obligation to authorize or issue, any equity securities or any debt securities convertible into or exercisable for any equity securities (other than the issuance of stock-options or securities under any employee option or benefit plan);

(d) authorize or effect any transaction constituting a Deemed Liquidation (as defined in this subparagraph) under the Articles, or any other merger or consolidation of the Company;

(e) increase or decrease the size of the Board of Directors as provided in the Bylaws of the Company or remove the Series A Director (unless approved by the Board of Directors, including the Series A Director);

(f) declare or pay any dividends or make any other distribution with respect to any class or series of capital stock (unless approved by the Board of Directors, including the Series A Director);

(g) redeem, repurchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any outstanding shares of capital stock (other than the repurchase of shares of common stock from employees, consultants or other service providers pursuant to agreements approved by the Board of Directors under which the Company has the option to repurchase such shares at no greater than original cost upon the occurrence of certain events, such as the termination of employment) (unless approved by the Board of Directors, including the Series A Director);

(h) create or amend any stock option plan of the Company, if any (other than amendments that do not require approval of the stockholders under the terms of the plan or applicable law) or approve any new equity incentive plan;

(i) replace the President and/or Chief Executive Officer of the Company (unless approved by the Board of Directors, including the Series A Director);

(j) transfer assets to any subsidiary or other affiliated entity (unless approved by the Board of Directors, including the Series A Director);

(k) issue, or cause any subsidiary of the Company to issue, any indebtedness or debt security, other than trade accounts payable and/or letters of credit, performance bonds or other similar credit support incurred in the ordinary course of business, or amend, renew, increase or otherwise alter in any material respect the terms of any indebtedness previously approved or required to be approved by the holders of the Series A Preferred Stock (unless approved by the Board of Directors, including the Series A Director);

(l) modify or change the nature of the Company’s business;

(m) acquire, or cause a Subsidiary of the Company to acquire, in any transaction or series of related transactions, the stock or any material assets of another person, or enter into any joint venture with any other person (unless approved by the Board of Directors, including the Series A Director); or

(n) sell, transfer, license, lease or otherwise dispose of, in any transaction or series of related transactions, any material assets of the Company or any Subsidiary outside the ordinary course of business (unless approved by the Board of Directors, including the Series A Director).

Additionally, So long as any shares of Series A Preferred Stock remain outstanding, the holders of a majority of the shares of Series A Preferred Stock represented at a duly called special or annual meeting of such stockholders or by an action by written consent for that purpose shall be entitled to elect a special director to the board of directors.

Certain Risks Associated With the Increase in Authorized Capital

Any additional issuance of common stock could, under certain circumstances, have the effect of delaying or preventing a change in control of the Company by increasing the number of outstanding shares entitled to vote and by increasing the number of votes required to approve a change in control of the Company. Shares of common stock could be issued, or rights to purchase such shares could be issued, to render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, proxy contest, merger or otherwise. The ability of the Board of the Directors to issue such additional shares of common stock could discourage an attempt by a party to acquire control of the Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price that such an attempt could cause. Moreover, the issuance of such additional shares of common stock to certain persons’ interests aligned with that of the Board of Directors could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

While the increase in the number of shares of common stock authorized may have anti-takeover ramifications, the Board of Directors believes that the financial flexibility offered by the amendment outweighs any disadvantages. To the extent that the increase in the number of shares of common stock authorized may have anti-takeover effects, the amendment may encourage persons seeking to acquire the Company to negotiate directly with the Board of Directors, enabling the Board of Directors to consider a proposed transaction in a manner that best serves the stockholders’ interests.

Our Secretary and Treasurer, Brian Keasberry, beneficially owns a majority of our capital stock, and accordingly, has control over stockholder matters, our business and management.

As of August 15, 2017, Brian Keasberry, our Secretary and Treasurer, beneficially owns 12,750,000 shares of common stock, or 25.3% of our issued and outstanding shares of common stock and also holds one share of Series A Preferred Stock. The one share of Series A Preferred Stock issued to Mr. Keasberry holds a majority of the total voting power, assuring that Mr. Keasberry retains control even if his presently-held 57% of the issued and outstanding shares of our common stock is diluted to a level below a majority.

Additionally, the one share of Series A Preferred Stock issued to Mr. Keasberry contains protective provisions, which precludes us from taking certain actions without Mr. Keasberry’s (or that of any person to whom the one share of Series A Preferred Stock is transferred) approval. More specifically, so long as any shares of Series A Preferred Stock are outstanding, we are not permitted to take certain actions without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock, voting as a separate class, including for example and without limitation, amending our Articles of Incorporation, changing or modifying the rights of the Series A Preferred Stock, including increasing or decreasing the number of authorized shares of Series A Preferred Stock, increasing or decreasing the size of the board of directors or remove the director appointed by the holders of our Series A Preferred Stock and declaring or paying any dividend or other distribution.

Moreover, because of the significant ownership position held by our insiders, new investors may not be able to effect a change in our business or management, and therefore, stockholders would have no recourse as a result of decisions made by management.

In addition, sales of significant amounts of shares held by Mr. Keasberry, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of April 30, 2017 are as follows:

Name	Age	Positions

Brian Keasberry	55	Secretary, Treasurer
Daniel Serruya	49	President, Chief Financial Officer and director
Gary Shields	56	Chief Technology Officer

Brian Keasberry – Secretary and Treasurer

Mr. Keasberry has served as our Treasurer and Secretary since our formation on May 22, 2008. He resigned as President and Chief Executive Officer and director of the Company, positions he had held since May 22, 2008, on July 14, 2017. From February 2007 until January 2008, Mr. Keasberry was employed by VisionXpo in Las Vegas, Nevada, where he worked part-time assembling and dismantling displays, booths and exhibits for trade shows in Las Vegas. From June 2003 until January 2007, Mr. Keasberry worked independently on his blind repair kit invention. From December 1996 until June 2003, Mr. Keasberry owned and operated his own carpet cleaning business, Carpet Care Solutions, in Calistoga and Palmdale, California.

Daniel Serruya – President and Chief Executive Officer and Director

Mr. Serruya has served as our President and Chief Executive Officer and director of the Company since July 14, 2017. From January 2013 to June 2017, Mr. Serruya was contracted by Mag N Mel Ventures, a company servicing the oil and gas sector in Northern BC, Canada where he worked independently as a business development consultant working with the ownership group to restructure their organization in order to maximize operational efficiency and grow revenues. From August 2011 to December 2012, Mr. Serruya was Director of Business Development - Eastern Canada for Axiom Capital Inc., providing economic solutions into distribution chains across North America and globally for a variety of companies in the Natural Resource, Engineering and Real Estate sectors. From May 2009 to August 2011, Mr. Serruya was contracted by AmeraCan Energy Holdings, a private equity fund buying American oil assets in the USA for Canadian investors, as Director of Business Development to expand awareness of the fund to a cross-section of institutional and private investors in Canada. From September 2005 to April 2009 Mr. Serruya was employed as Director of Marketing for Lawrynowicz and Associates, a boutique law firm in Toronto, Ontario, Canada focusing primarily on private lending, mortgage finance and mortgage investments products.

Gary Shields – Chief Technology Officer

Mr. Shields, age 56, has served as our Chief Technology Officer since July 14, 2017, and has been a Technical Designer at Shark Marine Technologies, of St. Catharine’s, Ontario, since August 2016. From February 2015 until July 2016, Mr. Shields was a Technical Designer at Niagara Technical Design, of Fonthill, Ontario. From May 2014 until February 2015, Mr. Shields was a software developer at Insight Avionics, of Fort Erie, Ontario. From May 2006 until May 2014, Mr. Shields was a Technical Designer at Shields Industrial Science, of Toronto, Ontario.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, Daniel Serruya, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by our director and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Our officers and directors serve in a non-employee capacity, and we currently have no significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early development stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended April 30, 2017, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us as of the year ended April 30, for the fiscal years ended as indicated.

Name	Years	Fees Earned Paid in Cash($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)
Brian Keasberry(1)	2017	30,325	--	--	--	--	--	30,325
	2016	30,000	--	--	--	--	--	30.000

________________

(1)

Appointed President and Chief Executive Officer, Secretary, Treasurer, and director, on May 22, 2008. Resigned as President and Chief Executive Officer, and director, on July 14, 2017. Mr. Keasberry has accrued $125,340 of unpaid salary as of April 30, 2017.

STOCK OPTION GRANTS

The following table sets forth certain information concerning outstanding stock awards held by our officers and our directors as of the fiscal year ended April 30, 2017:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Brian Keasberry (1)	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

__________________

Appointed President and Chief Executive Officer, Secretary, Treasurer, and director, on May 22, 2008. Resigned as President and Chief Executive Officer, and director, on July 14, 2017

Certain Relationships and Related Transactions

On June 15, 2017 the Company designated one share of preferred stock as Series A preferred at a par value of $0.001. The series A preferred carries a voting right equal to 110% of the total voting rights of the outstanding common stocks. In addition, the series A shareholders can elect a director known as the Series A director plus must approve any future amendments of the Company’s articles and other activities of the Company. Brian Keasberry, the former President was purchased from the Company one share of Series A preferred stock on June 16, 2017.

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

The Company has no written employment agreements.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of April 30, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Brian Keasberry (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

______________

(1)

Appointed President and Chief Executive Officer, Secretary, Treasurer, and director, on May 22, 2008. Resigned as President and Chief Executive Officer, and director, on July 14, 2017. Mr. Keasberry has accrued $125,340 of unpaid salary as of April 30, 2017.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 30, 2017 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 411 Eastgate Road., Suite A, Henderson, Nevada 89011.

		Number of Shares Owned	Percent of
Title of Class	Name and Address of Beneficial Owner (2)	Beneficially (3)	Class Owned

Common Stock:	Brian Keasberry, Treasurer, Corporate Secretary and Director (1)	12,750,000	25.31%
Common Stock	Blue Diamond, Inc.	12,250,000	24.31%
All executive officers and directors as a group (one person)		12,750,000	25.31%

____________

(1)	Unless otherwise indicated, the stockholder listed possesses sole voting and investment rights with respect to the shares shown, subject to applicable community property laws.

(2)	A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting proxy which includes the proxy to vote, or to direct the voting of shares; and (ii) investment proxy, which includes the proxy to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the proxy to vote or the proxy to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of the date of this filing, there are 57,495,105 shares of our common stock issued and outstanding. The convertible debt outstanding of $75,089 is convertible into 15,017,800 shares at $0.005 per share and $10,000 into 200,000 shares at $0.05 per share. The debt is payable on demand and does not bear interest. The Convertible debt outstanding of $37,500 is convertible into 187,500 shares at $0.20 per share and bears interest of 8% per annum. The convertible debt outstanding of $253,000 bears interest rates of 8%-12% and are convertible into common stock shares at variable discount rates between 35% to 55% of the lowest closing price of the shares for the 20-25 days prior to conversion. An initial 43,999,495 shares were reserved for the conversion of the notes of which 7,111,905 have been issued leaving a net reserved of 36,887,590.

The following table sets forth certain information as of August 14, 2017 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Series A Preferred Stock; (2) each of our directors, nominees for director and executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 411 Eastgate Road., Suite A, Henderson, Nevada 89011.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Series A Preferred Stock (1)

Brian Keasberry	Series A Preferred Stock	1	50%
All Directors and Executive Officers as a Group (1 person)		1	100%

____________

(1)	As of August 14, 2017, we had a total of 1 share of Series A Preferred Stock issued and outstanding.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 15, 2017 the Company issued one share of Series A preferred stock to Brian Keasberry. The Series A preferred share has voting rights equal to 110% of the issued and outstanding shares of the Company. The Series A preferred also designates Mr. Keasberry as the Series A Director.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm MaloneBailey, LLP, Certified Public Accountants.

	2017	2016
Audit fees	$24,900	$11,400
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

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

 ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (1)
3.1.3	Certificate of Change (2)
3.1.4	Certificate of Designation for Series A Preferred Stock †
3.1.5	Certificate of Amendment †
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-177823), filed with the Securities and Exchange Commission on November 8, 2011.

(2) Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54956), filed with the Securities and Exchange Commission on January 14, 2016.

† Filed herewith.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRK, INC.

Date: August 15, 2017	By:	/s/ Daniel Serruya
	Name:	Daniel Serruya
	Title:	President and Chief Executive Officer, and Director (principal executive officer, principal financial officer and principal accounting officer)

