Form 10-Q
period 2017-07-31
BRK, Inc.
filed 2017-09-19
CIK 1532926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from ____________ to ____________

Commission File No.: 000-54956

BRK, INC.
(Exact name of registrant as specified in its charter)

Nevada	(I.R.S. Employer Identification No.)
(State or other jurisdiction of incorporation or organization)	26-2840468

411 Eastgate Rd, Suite A, Henderson, Nevada	89011
(Address of principal executive offices)	(Zip Code)

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

As of September 19, 2017, the registrant had 60,295,105 shares of common stock and one share of Series A preferred outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three months ended July 31, 2017 and 2016 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended July 31, 2017, are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is April 30.

BRK, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	April 30,
	2017	2017
ASSETS

Current assets
Cash and cash equivalents	$8,011	$32,860
Advance receivable	--	2,000

Total current assets	8,011	34,860

Total assets	$8,011	$34,860

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expense	$90,138	$55,626
Accrued compensation - related party	157,040	125,340
Convertible notes payable - related party	7,089	7,089
Convertible notes payable - net of unamortized discounts	260,531	292,433
Short term debt - related party	50,690	75,690
Short term debt - net of amortized discount	127,128	126,095
Derivative liabilities	275,575	2,444,137
Deferred revenue - related party	10,000	10,000
Total current liabilities	978,191	3,139,410

Stockholders’ deficit
Preferred shares, par value $0.001, 1,000,000 shares authorized; one Series A and none issued and outstanding as of July 31, 2017, and April 30, 2017	-	-
Common stock, par value $0.001, 100,000,000 shares authorized, 57,495,105 and 50,383,200 issued and outstanding as of July 31, 2017, and April 30, 2017 respectively	57,495	50,383
Additional paid-in capital	(1,222,471)	(1,786,532)
Retained earnings (accumulated deficit)	194,796	(1,368,401)
Total stockholders’ deficit	(970,180)	(3,104,550)

Total liabilities and stockholders’ deficit	$8,011	$34,860

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR PERIODS ENDED JULY 31,

(Unaudited)

	Three Months
	2017	2016
Operating expenses:
Selling, general and administrative expenses	$292,978	$24,258
Depreciation and amortization	--	27,150
Total operating expense	292,978	51,408

Loss from operations	(292,978)	(51,408)

Other income (expense)
Change in fair value of derivative liabilities	1,951,832	--
Interest expense	(95,657)	(1,457)
Total other income (expense)	1,856,175	(1,457)

Net income (loss)	$1,563,197	$(52,865)

Net loss per common share basic	$0.03	$(0.00)
Net loss per common share diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding: basic	54,692,713	47,757,113
Weighted average number of common shares outstanding: diluted	96,779,831	47,757,113

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended July 31,
	2017		2016
Cash Flows From Operating Activities:
Net income (loss)		$1,563,197	$(52,865)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization		--	27,150
Amortization of debt discount		65,194	--
Gain on derivative liabilities		(1,951,832)	--
Stock based compensation		237,630	--
Legal fees related to debt conversion		750	--
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expense		31,512	(680)
Prepaid expense		2,000	--
Increase in accrued compensation - related party		31,700	6,740

Net cash used in operating activities		(19,849)	(19,655)

Cash Flows From Financing Activities:
Proceeds from notes payable - related party		1,000	18,000
Repayments of notes- related parties		(26,000)	(125)
Proceeds from notes payable		20,000	-

Net cash (used in) provided by financing activities		(5,000)	17,875

Net change in cash		(24,849)	(1,780)
Cash at beginning of period		32,860	4,612
Cash at end of period		$8,011	$2,832

SUPPLEMENT DISCLOSURE
Interest paid	$	---	$-
Income taxes paid		--	-

NON-CASH TRANSACTIONS
Common stock issued for intangible assets		$--	$1,600,000
Common stock issued for debt conversion		$50,813	$-
New derivatives charged to debt discount		$66,000	$--
Reclass derivative to equity due to conversion of debt		$282,730	$--

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

As of April 30, 2017, ISee Automation was holding the Helmets and transmission equipment. Based on the lack of access to the Equipment the Company has elected to impair the assets related to the ISee Automation agreement resulting in an amortization charge of $105,133 and impairment of intangible assets of $1,494,867 for the intellectual property.

On September 28, 2016, the Company incorporated, in the state of Washington, a wholly owned subsidiary ISEE Sports Inc. Since inception, the subsidiary has not been operational or financially active.

On July 7, 2017, the Company incorporated a wholly owned subsidiary 10337188 Canada, Inc.

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year end is April 30.

The interim consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2017 included in its Annual Report on Form 10-K filed with the SEC.

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of July 31, 2017, the consolidated results of its operations and its consolidated cash flows for the three months ended July 31, 2017 and 2016. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

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

Basic and diluted net income per share

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted net income per share is the same due to a net loss for the three month period ended July 31, 2016. Basic shares are 54,692,713 and the diluted shares include the number of shares that may result from the conversion of debt and is measured as of July 31, 2017 at 42,087,118 shares or a total of 96,779,831 for the weighted average.

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

Financial assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

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
As of April 30, 2017:
Assets
None
Liabilities
Derivative liability	$-	$-	$2,444,137	$2,444,137
As of July 31, 2017
Assets
None
Liabilities
Derivative liability	$-	$-	$275,575	$275,575

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, BRK has retained earnings of $194,796 with negative working capital of $970,180 as of July 31, 2017. Unless profitability and increases in stockholders’ equity continues, these conditions raise substantial doubt as to BRK’s ability to continue as a going concern. The July 31, 2017 financial statements do not include any adjustments that might be necessary if BRK is unable to continue as a going concern. Management plans to continue to raise funds through debt and equity financing to grow the business to profitability.

NOTE 3 – CONCENTRATION OF REVENUE

The Company relies on one customer which is a related party, as it sources of revenue. Should the Company lose that customer, the Company may lose its only source of revenue.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2017, the Company recorded $31,700 in compensation payable to the President, Chief Technology Officer and former President. As of July 31, 2017, $157,040 was due to the President.

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

On May 17, 2017, the Company paid one related party $26,000 reducing its note to $37,815.

On July 5, 2017, the Company issued a note to a related party for $1,000 in cash.

As of July 31, 2017, the balance of notes payable due to related parties was $50,690 and convertible notes payable of $7,089.

On June 16, 2017 Brian Keasberry resigned as President of the Company, continued as the Secretary and Treasurer. On June 16, 2017 Danie Serruya was elected President, CEO and a Director of the Company.

NOTE 5 – EQUITY

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

On June 8, 2017, the Company issued 2,660,000 shares of common stock at $0.01102 to the convertible note holder EMA Financial for $28,563 of convertible debt plus $750 for professional fees.

On June 15, 2017, the Company increased its number of authorized shares to 2,001,000,000 with 1,000,000 designated as preferred shares with a par value of $0.001 and 2,000,000,000 designated as common stock with a par value of $0.001.

On June 15, 2017, the Company designated one share of preferred stock as Series A preferred at a par value of $0.001. The series A preferred carries a voting right equal to 110% of the total voting rights of the outstanding common stocks. In addition, the series A shareholders can elect a director. The Series A director must approve any future amendments of the Company’s articles and other activities of the Company. Brian Keasberry was granted one share of Series A preferred stock on June 15, 2017. The fair value of the series A preferred share was independently valued at $237,630 and was accounted for as stock based compensation.

NOTE 6 – NOTES PAYABLE

As of July 31, 2017, the Company had outstanding notes payable, net of discount of $127,128 to third parties and $50,690 to related parties.

NOTE 7 – CONVERTIBLE NOTES

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration under ASC 815-15 “Derivatives and Hedging” and ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted one variable convertible note qualified plus tainted the fixed conversion notes requiring the notes to accounted for as derivative liabilities. (See Note 8 - Fair Value Measurement)

On July 5, 2017, ISee Sports Inc., a wholly owned subsidiary of the Company issued a $20,000 convertible note to one individual for cash. The convertible note bears interest at 8% per annum, matures on July 4, 2019 and is convertible at the note holders option into shares of the subsidiary ISee sports, Inc at $1.00 per share or into shares of the parent BRK, Inc., at 60% of the average closing price of the common stock of BRK for 10 days immediately prior to conversion.

As of July 31, 2017, and April 30, 2017 the Company owes $7,089 in convertible related party notes. The notes bear interest at 0%, are due on demand and are unsecured. The notes are convertible at $0.005 into the Company’s common stock

As of July 31, 2017, and April 30, 2017 the Company owed net of unamortized discount of $260,531 and $292,433 respectively, in non-related party convertible promissory notes.

NOTE 8 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITIES

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

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities as of April 30, 2017	$--	$--	$2,444,137	$2,444,137

Derivative liabilities as of July 31, 2017	$--	$--	$275,575	$275,575

As of July 31, 2017, and April 30, 2017, the aggregate fair value of the outstanding derivative liabilities was $275,575 and $2,444,137, respectively. For the three months period ended July 31, 2017 and 2016, the net gain on the change of fair value was $1,951,832 and zero, respectively.

The Company estimated the fair value of the derivative liabilities using the Black Scholes option pricing model using the following key assumptions during the three months period ended July 31, 2017:

Expected Dividend	0%
Expected terms	.26-1.00
Volatility	215.38% -283.89%
Risk free rate	.94% -1.09%

The following table represents the change in the fair value of the derivative liabilities during the three months period ended July 31, 2017,

Fair value of derivative liabilities as of April 30, 2017	$2,444,137
New derivative charged to debt discount	66,000
Reclassification of derivative to equity due to conversion	(282,730)
Change in fair value of derivatives	(1,951,832)
Fair value of derivative liabilities as of July 31, 2017	$275,575

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

On May 17, 2016, the Company entered into that certain Agreement for Services, dated May 17, 2016, by and among the Company, iSee Automation Inc. (Ontario), and Christopher Stramacchia. Pursuant to the terms and conditions of the Agreement for Services, “[any patents derived from the research done jointly and severally by all the above named parties shall be the property of BRK, Inc.,” in consideration for the Company paying $10,000 to iSee Automation (Michigan), which $10,000 the Company paid to iSee Automation (Michigan) on or about May 17, 2016.

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

NOTE – 10 SUBSEQUENT EVENTS

On August 25, 2017 the Company issued 2,800,000 shares of common stock to Auctus Fund, LLC for the conversion of $8,960 debt.

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

On July 7, 2017 the Company incorporated a wholly owned subsidiary 10337188 Canada, Inc.

In summary, management continues to position the company in a way to best benefit from worldwide economic conditions, trends, events, and demand for new technologies.

Liquidity and Capital Resources

As of July 31, 2017, we had an accumulated retained earnings of $194,796. We recorded a net income of $1,563,197 for the three month period ended July 31, 2017. The net loss was $52,865 for the same period during 2016. The net income incurred in 2017 was primarily due to a change in fair value of the derivative liability of $1,951,831 offset by interest of $95,656 and general and administrative expense of $292,978.

Working capital was negative $970,180 as of July 31, 2017, compared to negative $3,104,550 as of April 30, 2017. Cash used in operations totaled $19,849 during the three month period ended July 31, 2017 compared to $19,655 during the same period in 2016. The increase in the net loss in 2017 over 2016 was minimal.

Funds used in financing activities was $5,000 in 2017 compared with funds provided from financing activity of $17,875 in 2016. The Company received $20,000 from third parties and $1,000 from related parties in loans and repaid notes to related parties totaling $26,000.

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

Results of Operations

The Company did not record revenue during the three month periods ended July 31, 2017 and for the same period in 2016. General and administrative expenses for the three month period ended July 31, 2017 totaled $292,978 compared to $12,720 and $24,258 for the same periods in 2016. The increase for three month period in 2017 over 2016 was due to additional expense including stock based compensation related to the issuance of a series A preferred share with a value of $237,630.

Depreciation and amortization was zero for the three month periods ended July 31, 2017 compared to $27,150 for the same periods ended July 31, 2016. The depreciation was related to fixed assets consisted of depreciation of the assets used in live streaming the hockey games plus amortization for a patent purchased. In 2016. The assets were impaired during the year ended April 30, 2017 causing no depreciation during the three months ended July 31, 2017.

The Company incurred net income of $1,563,197 in the three-month period ended July 31, 2017 compared to a net loss of $52,865 in the same periods in 2016. The variance was due primarily to a gain in fair value of $1,951,831 during the three months ended July 31, 2017 compared to none in the same period in 2016.

Off-Balance Sheet Arrangements

None

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the “Exchange Act”), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our CEO/CFO does not possess accounting expertise and our company does not have an audit committee. This weakness is due to the company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

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

On June 15, 2017, the Company filed to increased its number of authorized shares to 2,001,000,000 with 1,000,000 designated as preferred shares with a par value of $0.001 and 2,000,000,000 designated as common stock with a par value of $0.001.

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

BRK, INC.

Date: September 19, 2017	By:	/s/ Daniel Serruya
Daniel Serruya
President Chief Executive Officer
Principal Financial and Accounting Officer

