Form 10-Q
period 2017-10-31
BRK, Inc.
filed 2020-04-27
CIK 1532926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from ________ to _________

Commission File No.: 000-54956

BRK, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2840468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 Eastgate Rd, Suite A, Henderson, Nevada	89011
(Address of principal executive offices)	(Zip Code)

(702) 572-8050 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

As of April 27, 2020, the registrant had 2,914,983,307 shares of common stock and one share of Series A preferred outstanding.

References in this report to “BRK”, the “Company”, “we”, “us”, and “our” refer to BRK, Inc.

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

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six months ended October 31, 2017 and 2016 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and six months ended October 31, 2017, are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is April 30.

BRK, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31,	April 30,
	2017	2017
ASSETS

Current assets
Cash and cash equivalents	$33,504	$32,860
Advance receivable	--	2,000

Total current assets	33,504	34,860

Total assets	$33,504	$34,860

TOAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expense	$106,308	$55,626
Accrued compensation - related party	224,540	125,340
Convertible notes payable - related party	7,089	7,089
Convertible notes payable - net of discounts	229,298	292,433
Short term debt - related party	46,815	75,690
Short term debt - net of discount	152,053	126,095
Derivative liabilities	285,312	2,444,137
Deferred revenue - related party	-	10,000
Total current liabilities	1,051,415	3,139,410

Stockholders’ deficit
Preferred shares, par value $0.001, 1,000,000 shares authorized:
one Series A and none issued and outstanding as of October 31, 2017, and April 30, 2017		-
Common stock, par value $0.001, 100,000,000 shares authorized, 69,495,793 and 50,383,200 issued and outstanding as of October 31, 2017, and April 30, 2017 respectively	69,496	50,383
Additional paid-in capital	(1,178,330)	(1,786,532)
Retained earnings (accumulated deficit)	90,923	(1,368,401)
Total stockholders’ (deficit)	(1,017,911)	(3,104,550)

Total liabilities and stockholders’ equity (deficit)	$33,504	$34,860

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR PERIODS ENDED OCTOBER 31,

(Unaudited)

	Three Months		Six Months
	2017	2016	2017	2016
Operating expenses:
Selling, general and administrative expenses	$104,794	$685,269	$397,772	$709,527
Depreciation and amortization	--	27,150	--	54,826
Total operating expense	104,794	712,945	397,772	764,353

Loss from operations	(104,794)	(712,945)	(397,772)	(764,353)

Other income (expense)
Other income (expense)	10,000	--	10,000	--
Change in fair value of derivative liabilities	5,722	--	1,957,554	--
Currency	1,033	--	1,034	--
Interest expense	(15,835)	(1,457)	(111,492)	(2,914)
Total other income (expense)	920	(1,457)	1,857,096	(2,914)

Net income (loss)	$(103,872)	$(714,402)	$1,459,324	(767,267)

Net loss per common share basic	$(0.00)	$(0.01)	$0.02	$(0.02)
Net loss per common share diluted	$(0.00)	$(0.01)	$0.00	$(0.02)

Weighted average number of common shares outstanding: basic	59,117,385	48,202,765	59,004,965	48,039,722
Weighted average number of common shares outstanding: diluted	59,117,385	48,202,765	225,906,190	48,039,722

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended October 31, 2017 and 2016

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at April 30, 2016	43,083,200	43,083	(9,033)	(395,818)	(361,768)
Common stock issued for services	2,000,000	2,000	639,445	--	641,445
Common stock issued for acquisition of patent application	5,000,000	5,000	1,595,000	--	1,600,000
Debt discount			18,555		18,555

Net loss	--	--	--	(767,267)	(767,267)

Balance at October 31, 2016	50,383,200	$50,383	$(2,243,967)	$(1,163,085)	$1,130,965

Balance at April 30, 2017	50,083,200	50,083	(1,786,532)	(1,368,401)	(3,104,550)
Common stock issued for debt conversion	19,112,593	19,113	53,553	--	72,666
Issuance of series A preferred shares	--	--	237,630	--	237,630
Change due to conversion of debt	--	--	317,020	--	317,020

Net loss	--	--	--	1,459,324	1,459,324

Balance at October 31, 2017	69,495,793	$69,496	$(1,178,330)	90,923	$(1,017,911)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BRK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended October 31,
	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$1,459,324	$(767,267)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	--	54,826
Amortization of debt discount	116,112	--
Gain on derivative liabilities	(1,957,554)	--
Stock based compensation	237,630	660,000
Legal fees related to debt conversion	1,500	--
Changes in operating assets and liabilities:
Increase in inventory	--	(99,192)
Increase in accounts payable and accrued expense	(77,658)	11,190
Prepaid expense	2,000	(7,000)
Deferred revenue	(10,000)
Increase in accrued compensation - related party	224,540	13,440

Net cash used in operating activities	(4,106)	(134,003)

Cash Flows From Financing Activities:
Proceeds from notes payable - related party	4,750	131,150
Repayments of notes- related parties	(26,000)	(150)
Proceeds from notes payable	26,000	-

Net cash (used in) provided by financing activities	4,750	131,025

Net change in cash	644	(2,978)
Cash at beginning of period	32,860	4,612
Cash at end of period	$33,504	$1,634

SUPPLEMENT DISCLOSURE
Interest paid	$--	$-
Income taxes paid	--	-

NON-CASH TRANSACTIONS
Common stock issued for intangible assets	$--	$1,600,000
Common stock issued for debt conversion	$72,666	$-
New derivatives charged to debt discount	$66,000	$--
Reclass derivative to equity due to conversion of debt	$317,019	$--

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

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of October 31, 2017, the consolidated results of its operations and its consolidated cash flows for the three and six months ended October 31, 2017 and 2016. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

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

Basic and diluted net income per share

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted net income per share is the same due to a net loss for the three and six month period ended October 31, 2016. Basic shares are 59,117,385 and 59,004,965 for the three and six months periods ended October 31, 2017. Diluted shares include the number of shares that may result from the conversion of debt and is measured as of October 31, 2017 at 59,117,385 shares or a total of 225,906,190 for the weighted average, respectively.

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

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company analyzed the conversion option for derivative accounting and beneficial conversion features consideration and noted one variable convertible note qualified as a derivative and thus tainted the fixed conversion notes requiring the notes to accounted for as derivative liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of April 30, 2017 and October 31, 2017:

	Level 1	Level 2	Level 3	Total
As of April 30, 2017:
Assets
None
Liabilities
Derivative liability	$-	$-	$2,444,137	$2,444,137
As of October 31, 2017
Assets
None
Liabilities
Derivative liability	$-	$-	$285,312	$285,312

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

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the implementation date and the impact of this amendment on its financial statements.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, BRK has retained earnings of $90,923 with negative working capital of $1,017,911 as of October 31, 2017. Unless profitability and increases in stockholders’ equity continues, these conditions raise substantial doubt as to BRK’s ability to continue as a going concern. The October 31, 2017 financial statements do not include any adjustments that might be necessary if BRK is unable to continue as a going concern. Management plans to continue to raise funds through debt and equity financing to grow the business to profitability.

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

As of October 31, 2017, the balance of notes payable due to related parties was $46,815 and convertible notes payable of $7,089.

On June 16, 2017 Brian Keasberry resigned as President of the Company, continued as the Secretary and Treasurer. On June 16, 2017 Danie Serruya was elected President, CEO and a Director of the Company.

NOTE 4- EQUITY

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

From August 25, 2017 through October 31, 2017 the Company issued 12,000,228 shares of common stock to three entities with a value of $21,853 for the conversion of debt.

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

NOTE 5 – NOTES PAYABLE

As of October 31, 2017, the Company had outstanding notes payable, net of discount of $152,053 to third parties and $46,815 to related parties.

NOTE 6 – CONVERTIBLE NOTES

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

As of October 31, 2017, and April 30, 2017 the Company owes $7,089 in convertible related party notes. The notes bear interest at 0%, are due on demand and are unsecured. The notes are convertible at $0.005 into the Company’s common stock

As of October 31, 2017, and April 30, 2017 the Company owed net of unamortized discount of $229,298 and $292,433 respectively, in non-related party convertible promissory notes.

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITIES

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

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities as of April 30,2017	$--	$--	$2,444,137	$2,444,137

Derivative liabilities as of October 31, 2017	$--	$-	$285,312	$285,312

As of October 31, 2017, and April 30, 2017, the aggregate fair value of the outstanding derivative liabilities was $285,312 and $2,444,137, respectively. For the six months period ended October, 31 2017 and 2016, the net gain on the change of fair value was $1,957,554 and zero, respectively.

The Company estimated the fair value of the derivative liabilities using the Black Scholes option pricing model using the following key assumptions during the three months period ended October 31, 2017:

Expected Dividend	0%
Expected terms	.26-1.00
Volatility	215.38% -283.89%
Risk free rate	.94% -1.09%

The following table represents the change in the fair value of the derivative liabilities during the three months period ended July 31, 2017,

Fair value of derivative liabilities as of April 30, 2017	$2,444,137
New derivative charged to debt discount	66,000
Reclassification of derivative to equity due to conversion	(267,271)
Change in fair value of derivatives	(1,957,554)
Fair value of derivative liabilities as of October 31, 2017	$285,312

NOTE 8– COMMITMENTS AND CONTINGENCIES

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

NOTE 9– SUBSEQUENT EVENTS

During the period from November 1, 2017 through April 24, 2020 the Company issued 44,000,000 shares of common stock with value for $22,000 for service.

During the period from November 1, 2017 through April 24, 2020 the Company issued 2,801,487,514 shares of common stock with value for $ 888,550 for the conversion of debt.

During the period from November 1, 2017 through April 24, 2020 the Company issued $887,300 in convertible debt and notes.

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

Liquidity and Capital Resources

As of July 31, 2017, we had an accumulated retained earnings of $90,923. We recorded a net loss of $103,872 and net income of $1,495,324 for the three and six month period ended October 31, 2017. The net loss was $714,402 and $767,267 for the same periods during 2016. The net income incurred in 2017 was primarily due to a change in fair value of the derivative liability of $1,957,554831 offset by interest of $111,492 and general and administrative expense of $397,772.

Working capital was negative $1,017,911 as of October 31, 2017, compared to negative $3,104,550 as of April 30, 2017. Cash used in operations totaled $4,106 during the six months period ended October 31, 2017 compared to $134,003 during the same period in 2016.

Funds used in financing activities was $4,750 in 2017 compared with funds provided from financing activity of $131,025 in 2016. The Company received $26,000 from third parties and $4,750 from related parties in loans and repaid notes to related parties totaling $26,000.

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

Results of Operations

The Company did not record revenue during the three and six month periods ended October 31, 2017 and for the same period in 2016. General and administrative expenses for the three and six months period ended October 31, 2017 totaled $104,794 and $397,772 compared to $712,945 and $764,353 for the same periods in 2016. The decrease for three and six months period in 2017 over 2016 was due to lower expense in stock based compensation.

Depreciation and amortization was zero for the three and six month periods ended October 31, 2017 compared to $27,150 and $54,826 for the same periods ended October 31, 2016. The depreciation was related to fixed assets consisted of depreciation of the assets used in live streaming the hockey games plus amortization for a patent purchased. In 2016, the assets were impaired during the year ended April 30, 2017 causing no depreciation during the three and six months ended July 31, 2017.

The Company incurred net loss of $103,872 and net income of $1,495,323 in the three and six month periods ended October 31, 2017 compared to a net loss of $714,402 and $767,267 in the same periods in 2016. The variance was due primarily to a gain in fair value of $1,957,554 during the six months ended October 31, 2017 compared to none in the same period in 2016.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None.

ITEM 1A: RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

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

From August 25, 2017 through October 31, 2017 the Company issued 12,000,228 shares of common stock to three entities with a value of $21,853 for the conversion of debt.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4: MINE SAFETY INFORMATION

None.

ITEM 5: OTHER INFORMATION.

None.

ITEM 6: EXHIBITS

Description		Filed
3.1	Certificate of Incorporation	11/8/2011
3.2	Bylaws	11/8/2011
3.3	Articles of Amendment (Increase Authorized)	11/8/2011
3.4	Articles of Amendment (Stock Split)	1/14/2016
3.5	Articles of Amendment (Designation of Series A Preferred)	8/15/2017
3.6	Articles of Amendment (Increase in Authorized)	8/15/2017
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRK, INC.

Date: April 27, 2020	By:	/s/ Daniel Serruya
Daniel Serruya President and Chief Executive Officer, Chief Financial Officer, (principal executive officer, principal financial officer, and principal accounting officer)

